Form 10-Q
period 1995-03-31
FIRST WILKOW VENTURE
filed 1995-05-11
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995

                                      OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File No.    0-7798

                             FIRST WILKOW VENTURE
            (Exact name of registrant as specified in its charter)


            ILLINOIS                                           36-6169280
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)


180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                        60601

(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:      (312) 726-9622


                                NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report.


       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
       filing requirements for the past 90 days.  YES    X      NO
                                                      ---------    ---------

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                            MARCH 31,
                                                                             1995               DECEMBER 31,
                                                                          (UNAUDITED)             1994
                                                                          -----------     --------------------
                                                  ASSETS
                                                  ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
- - -------------------------------------------------------
         Real Estate

         Land                                                            $10,206,120                $10,206,120
         Buildings and Improvements                                       63,228,486                 63,190,047
         Fixtures and Equipment                                            1,477,852                  1,470,318
                                                                        ------------               ------------
                 Total                                                    74,912,458                 74,866,485
         Less-Accumulated Depreciation                                    19,514,231                 18,998,458
                                                                        ------------               ------------
                 Net Real Estate                                          55,398,227                 55,868,027
         Investments in Real Estate Partnerships                           3,689,733                  3,740,835
                                                                        ------------               ------------
                 Total                                                    59,087,960                 59,608,862
                                                                        ------------               ------------

LOANS RECEIVABLE                                                           1,123,713                  1,045,496
- - ----------------                                                        ------------               ------------

OTHER ASSETS
- - ------------

         Cash                                                                590,765                    451,138
         Certificates of Deposit                                             527,998                     77,998
         Receivable                                                          739,045                    838,619
         Prepaid Expenses                                                    179,155                    146,354
         Deposits                                                            282,759                    922,151
         Deferred Charges                                                  1,214,006                  1,281,931
                                                                        ------------               ------------
                 Total                                                     3,533,728                  3,718,191
                                                                        ------------               ------------

                 TOTAL ASSETS                                            $63,745,401                $64,372,549
                 ------------                                           ============               ============

                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
- - ---------------------------

         Mortgages Payable                                               $42,332,328                $42,457,688
         Notes Payable                                                     4,970,221                  4,730,621
                                                                        ------------               ------------
                 Total                                                    47,302,549                 47,188,309
                                                                        ------------               ------------

OTHER LIABILITIES
- - -----------------

         Accounts Payable and Accrued Expenses                               429,337                    577,534
         Accrued Property Taxes                                            2,247,554                  2,556,878
         Deferred State Income Taxes                                         200,000                    200,000
         Security Deposits and Prepaid Rent                                  461,275                    566,044
         Accrued Interest                                                    502,930                    479,581
                                                                        ------------               ------------
                 Total                                                     3,841,096                  4,380,037
                                                                        ------------               ------------

MINORITY INTEREST                                                          1,561,614                  1,587,487
- - -----------------                                                       ------------               ------------

PARTNERS' CAPITAL (178,972 units authorized and issued)                   11,040,142                 11,216,716
- - -----------------                                                       ------------               ------------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $63,745,401                $64,372,549
         ---------------------------------------                        ============               ============

Note:    Balance Sheet at 12/31/94 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



                                                                          Three Months Ended March 31,
                                                                          -----------------------------
                                                                             1995             1994
                                                                          ------------     ------------
REVENUES
- - --------

   Rental Income                                                         $ 2,873,649      $ 3,016,232
   Hotel Income                                                              773,651          827,401
   Interest Income                                                            36,548           40,789
   Other Income                                                                7,902            5,070
                                                                         -----------      -----------
                                                                           3,691,750        3,889,492
                                                                         -----------      -----------

PARTNERSHIP INVESTMENTS' INCOME (L0SS)
- - --------------------------------------

   Share of Net Income (Loss)                                                 10,787          (27,526)
   Provision for Loss in Book Value                                             -                -
                                                                         -----------      -----------
                                                                              10,787          (27,526)
                                                                         -----------      -----------
EXPENSES
- - --------

   Operating Expenses                                                      1,174,485        1,282,144
   Real Estate Taxes                                                         726,262          631,312
   Depreciation and Amortization                                             617,100          761,320
   Interest Expense                                                        1,077,418        1,231,220
   General and Administrative                                                285,169          342,081
                                                                         -----------      -----------
                                                                           3,880,434        4,248,077
                                                                         -----------      -----------

INCOME (LOSS) BEFORE
- - --------------------
   MINORITY INTEREST
   -----------------
   AND TAXES                                                                (177,897)        (386,111)
   ---------

MINORITY INTEREST IN
- - --------------------
   SUBSIDIARIES NET LOSS                                                       1,322           (4,985)
   ---------------------

PROVISION FOR STATE
- - -------------------
   INCOME TAXES                                                                    0                0
   ------------                                                          -----------      -----------


NET INCOME (LOSS)                                                        $  (176,575)     $  (391,096)
- - -----------------                                                        ===========      ===========

EARNINGS PER UNIT
   BASED ON 178,972 UNITS OUTSTANDING                                          $(.99)          $(2.19)
                                                                               =====           ======

DISTRIBUTION PER UNIT                                                          $0.00            $0.00
                                                                               =====            =====


NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



                                                                               Three Months Ended March 31,
                                                                             ----------------------------------
                                                                               1995                   1994
                                                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------

Net Income (Loss)                                                          $(176,575)                $(391,096)

   Non Cash Items Included in Net Income

         Minority Interest in Subsidiaries
                 Net Income/Loss                                              (1,322)                    4,985
         Depreciation and Amortization                                       617,100                   761,320
         Amortization of Debt Forgiveness Income                             (18,417)                     -
         (Decrease) Increase in Net Payables and
                 Accrued Expense                                             167,224                  (148,681)
         Share of Partnership's Net (Income) Loss                            (10,787)                   27,526
                                                                         ------------              -----------

Total Cash Provided (Used) from Operating Activities                         577,223                   254,054
                                                                         -----------               -----------


CASH FLOWS FROM INVESTING ACTIVITIES
- - ------------------------------------

         Partnership Investment Draws                                         64,640                    47,250
         (Increase) in Land and Buildings                                    (44,270)                 (501,004)
         Investment in Partnerships                                           (2,751)                  (14,896)
         (Decrease) Increase in Minority Interest                            (24,550)                  (25,050)
         (Decrease) Increase in Mortgage and Notes Payable                   244,129                (1,694,500)
         (Increase) Decrease in Mortgage and Notes Receivable                (78,217)                  (14,586)
         Investment in Deferred Charges                                      (35,105)                 (134,345)
                                                                         -----------               -----------

Total Cash Provided (Used) from Investing Activities                         123,876                (2,337,131)
                                                                         -----------               -----------


CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------

         Mortgage Principal Payments                                        (111,472)                 (240,941)
                                                                         -----------               -----------

Total Cash Provided (Used) from Financing Activities                        (111,472)                 (240,941)
                                                                         -----------               -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  589,627                (2,324,018)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                   529,136                 4,056,501
- - ------------------------------------------                               -----------               -----------

CASH AND EQUIVALENTS - END OF PERIOD                                      $1,118,763                $1,732,483
- - ------------------------------------                                     ===========               ===========

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995



Accounting Policies

         The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

         Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details for the Partnership's financial condition, results of operations, changes in Partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 MARCH 31, 1995


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1994 for a discussion of the partnership's business.

         On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle Bank. The facility, due February 1, 1996 pays interest at the prime rate. Maximum borrowing under the facility agreement are the lesser of $800,000 or 80% of the fair market value of the Registrant's Investment in Duke Realty Limited Partnership. As of May 12, 1995 the amount outstanding under this facility was $450,000. Borrowing under the facility are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

         In January 1995, the Registrant advanced Tango Bay Suites $200,000 to fund operating deficits.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 1995.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRST WILKOW VENTURE




                                            By: Marc R. Wilkow
                                            ------------------------------------
                                            Marc R. Wilkow, General Partner and
                                            President of M & J Wilkow, Ltd., its
                                            Managing Agent


DATED:  May 9, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 29, 1995.





                                          Clifton J. Wilkow
                                          --------------------------------------
                                          Clifton J. Wilkow, General Partner and
                                          Executive Vice President of
                                          M & J Wilkow, Ltd.



                                          Thomas Harrigan
                                          --------------------------------------
                                          Thomas Harrigan, Vice President of
                                          M & J Wilkow, Ltd.