Form 10-Q
period 1995-06-30
FIRST WILKOW VENTURE
filed 1995-08-09
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   June 30, 1995 _________

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________  to _______________

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


    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
    requirements for the past 90 days.  YES    X      NO _______

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                           JUNE 30,
                                                                             1995            DECEMBER 31,
                                                                          (UNAUDITED)            1994
                                                                          -----------  ------------------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
-------------------------------------------------------
         Real Estate

         Land                                                             $10,206,120               $10,206,120
         Buildings and Improvements                                        63,547,149                63,190,047
         Fixtures and Equipment                                             1,492,486                 1,470,318
                                                                        -------------               -----------
                 Total                                                     75,245,755                74,866,485
         Less-Accumulated Depreciation                                     20,030,123                18,998,458
                                                                         ------------               -----------
                 Net Real Estate                                           55,215,632                55,868,027
         Investments in Real Estate Partnerships                            3,586,481                 3,740,835
                                                                        -------------               -----------
                 Total                                                     58,802,113                59,608,862
                                                                         ------------               -----------

LOANS RECEIVABLE                                                            1,104,358                 1,045,496
----------------                                                        -------------               -----------

OTHER ASSETS
------------
         Cash                                                                 384,868                   451,138
         Certificates of Deposit                                              687,998                    77,998
         Receivable                                                           854,133                   838,619
         Prepaid Expenses                                                     184,475                   146,354
         Deposits                                                             644,246                   922,151
         Deferred Charges
                                                                            1,183,935                 1,281,931
                                                                        -------------               -----------
                 Total                                                      3,939,655                 3,718,191
                                                                        -------------               -----------

                 TOTAL ASSETS
                 ------------
                                                                          $63,846,126               $64,372,549
                                                                          ===========               ===========

                                           LIABILITIES AND PARTNERS' CAPITAL
                                           ---------------------------------

MORTGAGES AND LOANS PAYABLE
---------------------------

         Mortgages Payable                                                $42,220,744               $42,457,688
         Notes Payable                                                      5,190,328                 4,730,621
                                                                          -----------               -----------
                 Total                                                     47,411,072                47,188,309
                                                                          -----------               -----------

OTHER LIABILITIES
-----------------

         Accounts Payable and Accrued Expenses                                415,764                   577,534
         Accrued Property Taxes                                             2,681,949                 2,556,878
         Deferred State Income Taxes                                          200,000                   200,000
         Security Deposits and Prepaid Rent                                   459,517                   566,044
         Accrued Interest                                                     539,534                   479,581
                                                                          -----------               -----------
                 Total                                                      4,296,764                 4,380,037
                                                                          -----------               -----------

MINORITY INTEREST                                                           1,493,937                 1,587,487
-----------------                                                         -----------               -----------

PARTNERS' CAPITAL (178,972 units authorized and issued)                    10,644,353                11,216,716
-----------------                                                         -----------               -----------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $63,846,126               $64,372,549
         ---------------------------------------                          ===========               ===========

Note: Balance Sheet at 12/31/94 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)




                                             Three Months                       Six Months
                                            Ended June 30,                    Ended June 30,
                                       -----------------------------     -----------------------------
                                           1995             1994             1995             1994
                                       ------------     ------------     ------------     ------------
REVENUES
--------

   Rental Income                        $2,643,737       $2,762,962       $5,517,386       $5,779,194
   Hotel Income                            672,416          683,336        1,446,067        1,510,737
   Interest Income                          42,769           30,975           79,317           71,764
   Other Income                             30,360           20,908           38,262           25,978
                                       -----------      -----------      -----------      -----------
                                         3,389,282        3,498,181        7,081,032        7,387,673
                                       -----------      -----------      -----------      -----------

PARTNERSHIP INVESTMENTS' INCOME (L0SS)
--------------------------------------

   Share of Net Income (Loss)               21,499          (23,549)          32,286          (51,075)
   Provision for Loss in Book Value              -                -                -                -
                                     -------------     -------------    ------------     -------------
                                            21,499          (23,549)          32,286          (51,075)
                                     -------------     -------------    ------------     -------------
EXPENSES
--------

   Operating Expenses                    1,121,687        1,189,928        2,296,172        2,472,072
   Real Estate Taxes                       699,318          683,835        1,425,580        1,315,147
   Depreciation and Amortization           617,018          614,125        1,234,118        1,375,445
   Interest Expense                      1,101,920        1,294,054        2,179,338        2,525,274
   General and Administrative              309,756          310,786          594,925          652,867
                                       -----------      -----------      -----------      -----------
                                         3,849,699        4,092,728        7,730,133        8,340,805
                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE
--------------------
   MINORITY INTEREST
   -----------------
   AND TAXES                              (438,918)        (618,096)        (616,815)      (1,004,207)
   ---------

MINORITY INTEREST IN
--------------------
   SUBSIDIARIES NET LOSS                    43,128           69,121           44,450           64,136
   ---------------------

PROVISION FOR STATE
-------------------
   INCOME TAXES                                  0                0                0                0
   ------------                         -----------       ----------      -----------       ----------

NET INCOME (LOSS)                       $ (395,790)       $(548,975)      $ (572,365)       $(940,071)
-----------------                       ===========       ==========      ===========       ==========

EARNINGS PER UNIT
    BASED ON 178,972
    UNITS OUTSTANDING                       $(2.21)          $(3.07)          $(3.20)          $(5.25)
                                           =======          =======          =======          =======

DISTRIBUTION PER UNIT                        $0.00            $0.00            $0.00            $0.00
                                             =====            =====            =====            =====



NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



                                                                            Six Months Ended June 30,
                                                                      ------------------------------------------
                                                                             1995                      1994
                                                                         ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net Income (Loss)                                                          $(572,365)               $(940,071)

   Non Cash Items Included in Net Income

         Minority Interest in Subsidiaries
                 Net Income/Loss                                             (44,450)                 (64,136)
         Depreciation and Amortization                                     1,234,118                1,375,445
         Amortization of Debt Forgiveness Income                             (36,788)                    -
         (Decrease) Increase in Net Payables and
                 Accrued Expense                                             140,997                  327,714
         Share of Partnership's Net (Income) Loss                            (32,286)                  51,075
                                                                          ----------               ----------


Total Cash Provided (Used) from Operating Activities
                                                                             689,226                  750,027
                                                                          ----------               ----------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

         Partnership Investment Draws                                        189,391                   72,304
         (Increase) in Land and Buildings                                   (377,566)                (991,473)
         Investment in Partnerships                                           (2,751)                 (14,896)
         (Decrease) Increase in Minority Interest                            (49,100)                 (49,600)
         (Decrease) Increase in Mortgage and Notes Payable                   459,707               (1,427,147)
         (Increase) Decrease in Mortgage and Notes Receivable                (58,862)                 (14,586)
         Investment in Deferred Charges                                     (106,161)                (297,613)
                                                                          ----------               ----------


Total Cash Provided (Used) from Investing Activities
                                                                              54,658               (2,723,011)
                                                                         -----------               ----------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

         Mortgage Principal Payments                                        (200,154)                (516,397)
                                                                         -----------               ----------

Total Cash Provided (Used) from Financing Activities
                                                                            (200,154)                (516,397)
                                                                         -----------               ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  543,730               (2,489,381)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                   529,136                4,056,501
------------------------------------------                               -----------               ----------

CASH AND EQUIVALENTS - END OF PERIOD                                      $1,072,866               $1,567,120
------------------------------------                                     ===========               ==========

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995



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

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 JUNE 30, 1995


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1994 for a discussion of the partnership's business.

         On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle Bank. The facility, due February 1, 1996 pays interest at the prime rate. Maximum borrowing under the facility agreement are the lesser of $800,000 or 80% of the fair market value of the Registrant's Investment in Duke Realty Limited Partnership. As of August 12, 1995 the amount outstanding under this facility was $650,000. Borrowing under the facility are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

         In January 1995, the Registrant advanced Tango Bay Suites $200,000 to fund operating deficits.

         At December 31, 1993, First Wilkow Venture invested a total of $65,718 to acquire a 6.667% interest in S & S Venture. S & S Venture acquired a property in Des Plaines, Illinois on July 26, 1975 which was sold on March 15, 1995. The registrant has included a $32,832 gain on this partnership investment as a result of the sale of the underlying asset held by S & S Venture.

         On July 1, 1995, First Wilkow Venture sold 300 Class A Units of M & J/Retail Limited Partnership for a total of $314,800 resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

         On July 28, 1995, Freeport Office Partners Limited extended the $5,200,000 loan held by Confederation Life for five years effective August 1, 1995. The interest rate is 9% based on a 30 year amortization schedule. The agreement calls for all cash flow after operating expenses and debt service on the Confederation Life Loan to be funded into an escrow until $125,000 is funded or until the lease with Consolidated Freightway is extended for three years. The funds in the escrow are available for capital expenditures provided they have been approved, in advance, by the lender.

         On July 28, 1995 M & J/Retail Limited Partnership, owned 52.75% by the Registrant, acquired a majority interest in Northlake Tower Limited Partnership, contributing $1,124,109 of a total initial capital requirement of $1,251,000, with a potential capital requirement of $1,375,000. Northlake Tower Limited Partnership owns a 17.08% share of BSRT/M & J Northlake Limited Partnership, which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995 subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M & J/Retail Limited Partnership loaned $66,917, of a total loan facility of $75,000, to Northlake Tower Corporation, a General Partner of both Northlake Tower Limited Partnership and BSRT/M & J Northlake Limited Partnership.

         On July 28, 1995 M & J/Retail Limited Partnership, an entity in which the Registrant hold a 52.75% interest, refinanced a retail center located at Broadway and Berwyn in Chicago, Illinois. The term of the new loan, with a principal amount of $2,750,000, is five years at an interest rate of 8.20% and amortization based on 25 years.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 1995 and 1994.


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



                                   FIRST WILKOW VENTURE




                                   By: Marc R. Wilkow
                                       ------------------------------------
                                       Marc R. Wilkow, General Partner and
                                       President of M & J Wilkow, Ltd., its
                                       Managing Agent


DATED:  August 12, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 12, 1995.





                                       Clifton J. Wilkow
                                       --------------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M & J Wilkow, Ltd.



                                       Thomas Harrigan
                                       ----------------------------------
                                       Thomas Harrigan, Vice President of
                                       M & J Wilkow, Ltd.