Form 10-Q
period 1995-09-30
FIRST WILKOW VENTURE
filed 1995-11-14
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                     OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                        Commission File No.    0-7798
                                            -------------

                             FIRST WILKOW VENTURE
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            ILLINOIS                                          36-6169280
----------------------------------------          -----------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


  180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                    60601
----------------------------------------------------   ------------------------
    (Address of principal executive offices)                    (Zip Code)


    Registrant's telephone number, including area code:      (312) 726-9622
                                                        -----------------------


                                NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                         SEPTEMBER 30,
                                                                             1995                 DECEMBER 31,
                                                                          (UNAUDITED)                1994
                                                                          -----------             ------------
                                                              ASSETS
                                                              ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

REAL ESTATE

         Land                                                            $  8,698,675               $10,206,120
         Buildings and Improvements                                        57,566,689                63,190,047
         Fixtures and Equipment                                               138,384                 1,470,318
                                                                       --------------               -----------
                 Total                                                     66,403,748                74,866,485
         Less-Accumulated Depreciation                                     19,302,244                18,998,458
                                                                         ------------               -----------
                 Net                                                       47,101,504                55,868,027
Investments in Real Estate Partnerships                                     4,691,112                 3,740,835
                                                                        -------------               -----------
                 Total                                                     51,792,616                59,608,862
                                                                         ------------               -----------

LOANS RECEIVABLE                                                            1,036,622                 1,045,496
                                                                         ------------               -----------

OTHER ASSETS

         Cash                                                                 283,240                   451,138
         Certificates of Deposit                                              652,998                    77,998
         Receivable                                                           701,873                   838,619
         Prepaid Expenses                                                      15,376                   146,354
         Deposits                                                             887,275                   922,151
         Deferred Charges                                                   1,198,977                 1,281,931
                                                                          -----------               -----------
                 Total                                                      3,739,739                 3,718,191
                                                                          -----------               -----------

                 TOTAL ASSETS                                             $56,568,977               $64,372,549
                                                                          ===========               ===========

                                                LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND NOTES PAYABLE

         Mortgages Payable                                                $37,228,450               $42,457,688
         Notes Payable                                                      2,991,488                 4,730,621
                                                                        -------------              ------------
                 Total                                                     40,219,938                47,188,309
                                                                        -------------              ------------

OTHER LIABILITIES

         Accounts Payable and Accrued Expenses                                207,136                   577,534
         Accrued Property Taxes                                             2,899,070                 2,556,878
         Deferred State Income Taxes                                          200,000                   200,000
         Security Deposits and Prepaid Rent                                   450,304                   566,044
         Accrued Interest                                                     347,728                   479,581
                                                                        -------------              ------------
                 Total                                                      4,104,238                 4,380,037
                                                                        -------------              ------------

MINORITY INTEREST                                                           1,614,233                 1,587,487
                                                                        -------------              ------------

PARTNERS' CAPITAL (178,972 units authorized and issued)                    10,630,568                11,216,716
                                                                        -------------              ------------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $56,568,977               $64,372,549
                                                                        =============              ============

Note: Balance Sheet at 12/31/94 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



                                              Three Months                      Nine Months
                                            Ended September 30,               Ended September 30,
                                     -------------------------------     -----------------------------
                                          1995              1994             1995             1994
                                     --------------    -------------     ------------     ------------
REVENUES

   Rental Income                        $2,748,438       $2,889,576       $8,265,824       $8,668,770
   Hotel Income                                  0          764,974        1,446,067        2,275,711
   Interest Income                          38,909           35,463          118,226          107,227
   Other Income                             10,200           22,563           48,462           48,541
                                       -----------      -----------      -----------       ----------
                                         2,797,547        3,712,576        9,878,579       11,100,249
                                       -----------      -----------      -----------       ----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

   Share of Net Income (Loss)              127,215          (23,565)         159,501          (74,640)
   Provision for Gain in
        Book Value                            -              94,449             -              94,449
                                       -----------      -----------      -----------       ----------
                                           127,215           70,884          159,501           19,809
                                       -----------      -----------      -----------       ----------

EXPENSES

   Operating Expenses                      776,314        1,213,336        3,072,486        3,685,408
   Real Estate Taxes                       497,859          612,690        1,923,439        1,927,837
   Depreciation and
         Amortization                      552,162          652,540        1,786,280        2,027,985
   Interest Expense                        911,198        1,136,271        3,090,536        3,661,545
   Bad Debt Expense                        106,502                           106,502
   General and
         Administrative                    127,220          392,662          722,145        1,045,529
                                       -----------      -----------      -----------       ----------
                                         2,971,255        4,007,499       10,701,388       12,348,304
                                       -----------      -----------      -----------       ----------

INCOME (LOSS) BEFORE
   MINORITY INTEREST
   AND TAXES                               (46,493)        (224,039)        (663,308)      (1,228,246)


MINORITY INTEREST IN
   SUBSIDIARIES NET LOSS                    32,709           (8,701)          77,159          55,435

PROVISION FOR STATE
   INCOME TAXES                                  0                0                0                0
                                       -----------      -----------      -----------      -----------


NET INCOME (LOSS)                      $   (13,784)     $  (232,740)      $ (586,149)     $(1,172,811)
                                       ===========      ===========      ===========      ===========

EARNINGS PER UNIT BASED
ON 178,972 UNITS OUTSTANDING                $ (.08)          $(1.30)         $ (3.27)          $(6.55)
                                            ======           ======          =======           ======

DISTRIBUTION PER UNIT                       $ 0.00          $  0.00         $   0.00            $0.00
                                            ======          =======         ========            =====


NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



                                                                             Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                             1995                      1994
                                                                         ------------              ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                         $ (586,149)              $(1,172,811)

   Non Cash Items Included in Net Income

         Minority Interest in Subsidiaries
                 Net Income/Loss                                             (77,159)                 (55,435)
         Depreciation and Amortization                                     1,786,280                2,027,985
         Amortization of Debt Forgiveness Income                             (55,112)
         (Decrease) Increase in Net Payables and
                 Accrued Expense                                             237,625                   79,210
         Share of Partnership's Net (Income) Loss                            (22,256)                  74,640
         Ending Cash of Properties Disposed of During Period                 (42,453)                    -
Provision for Gain in Book Value of Real Estate                                 -                     (94,449)
         Bad Debt Loss                                                       106,502                     -
                                                                        ------------              -----------

Total Cash Provided (Used) from Operating Activities                       1,347,278                  859,140
                                                                                                  -----------


CASH FLOWS FROM INVESTING ACTIVITIES

         Partnership Investment Draws                                        215,923                  97,343
         Cash Provided from Sale of Real Estate                                -                        -
         (Increase) in Land and Buildings                                   (501,187)             (1,202,109)
         Investment in Partnerships                                       (1,143,943)                (14,896)
         (Decrease) Increase in Minority Interest                            103,905                 (74,150)
         (Decrease) Increase in Mortgage Notes Payable                     2,909,707              (1,330,170)
         (Increase) Decrease in Mortgage and Notes Receivable               (126,799)               (368,560)
         Investment in Deferred Charges                                     (242,985)               (562,513)
                                                                        ------------             -----------

Total Cash Provided (Used) from Investing Activities                       1,214,621              (3,455,055)
                                                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Mortgage Principal Payments                                      (2,154,797)               (669,540)
                                                                        ------------             -----------

Total Cash Provided (Used) from Financing Activities                      (2,154,797)               (669,540)
                                                                        ------------             -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  407,102              (3,265,455)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                   529,136               4,056,501
                                                                        ------------             -----------
CASH AND EQUIVALENTS - END OF PERIOD                                     $   936,238             $   791,046
                                                                        ============             ===========


                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995



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

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995




Overview

         Reference is made to partnership's annual report for the year ended December 31, 1994 for a discussion of the partnership's business.

         On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due September 1, 1996, pays interest at the prime rate per annum. Maximum borrowing under the facility agreement are the lesser of $800,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership. As of September 30, 1995 the amount outstanding under this facility was $580,000, consisting of cash draws of $350,000 and letters of credit of $230,000. Borrowings under the facility are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

         At December 31, 1993, First Wilkow Venture invested a total of $65,718 to acquire a 6.667% interest in S & S Venture. S & S Venture acquired a property in Des Plaines, Illinois on July 26, 1975 which was sold on March 15, 1995. The Registrant has included a $32,832 gain on this partnership investment as a result of the sale of the underlying asset held by S & S Venture.

         On July 1, 1995, First Wilkow Venture sold 300 Class A Units of M & J/Retail Limited Partnership ("M & J/Retail") for a total of $314,800 resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

         On July 28, 1995, Freeport Office Partners Limited extended the $5,200,000 loan held by Confederation Life for five years effective August 1, 1995. The interest rate is 9% per annum and annual debt service is based on a 30 year amortization schedule. The agreement calls for all cash flow after operating expenses and debt service on the Confederation Life Loan to be funded into an escrow until $125,000 is funded or until the lease with Consolidated Freightway is extended for three years. The funds in the escrow are available for capital expenditures provided they have been approved, in advance, by the lender.

         On July 28, 1995 M & J/Retail, owned 52.75% by the Registrant, acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,124,109 of a total initial capital requirement of $1,251,000, with, potentially, an additional capital requirement of $124,000 to cover
unanticipated contingencies.   On August 25, 1995 an additional contribution of
$17,083 increased the total capital investment to $1,141,192. Tower owns a 17.08% share of BSRT/M & J Northlake Limited Partnership ("BSRT/M & J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M & J/Retail loaned $67,934, of a total loan facility of $75,000, to Northlake Tower Corporation ("Tower Corporation") a General Partner of both Tower and BSRT/M & J. The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M & J, and interest thereon will be paid from Tower Corporation's share of net cash flow. Tower Corporation was organized to act as general partner, as aforesaid, in order to insulate M & J/Retail from personal liability.

         On July 28, 1995 M & J/Retail refinanced a retail center located at Broadway and Berwyn in Chicago, Illinois. The term of the new loan, with a principal amount of $2,750,000, is five years. Debt service reflects an interest rate of 8.20% per annum and amortization based on 25 years.

         On August 24, 1995 the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 144,608 square foot office building located in downtown Chicago, in exchange for its 57.66% undivided interest in Tango Bay Suites. As part of this transaction, Tango Bay Suites remains liable to First Wilkow Venture for loans advanced to fund operating deficits. Current year advances of $200,000 and $100,000 were made in January and October, respectively. The
loans earn interest at the rate of 100 basis points over prime per annum.   As
a result of Tango Bay Suites having net non-recourse liabilities at the date of the exchange, the Registrant recognized a $106,502 loss on the disposition.
209 West Jackson is subject to a first mortgage of $10,000,000 and an additional $5,661,100 note secured by the first mortgage, both bearing interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum. First Wilkow Venture posted a letter of credit for $150,000 as a part of this transaction. Due to the character of the investment, First Wilkow Venture is using the equity method to account for its interest in 209 W. Jackson.

         On September 1, 1995, Freeport Office Partners Limited's $2,000,000 debenture matured. Under the original terms, the debentures earned interest at 11% per annum with debenture holders entitled to elect to receive repayment, together with a premium equal to 15% of the principal balance, or convert their debenture to its proportionate share of a 20% equity position in Freeport Office Partners Limited. $1,530,000 of the debentures were converted to equity in Freeport Office Partners Limited at maturity. The remaining debentures were extended until September 1, 1996 bearing interest at 9% per annum.

         On October 27, 1995, M & J/Retail Limited Partnership loaned Fitz Berg, Inc. $600,000 which was used to acquire a 99% interest in M & J/Crossroads Limited Partnership ("M & J/Crossroads"). M & J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000 on October 27, 1995, subject to a $19,550,000 first mortgage loan (which included a reserve for anticipated capital improvements). Until the completion of the expansion of several tenants and certain other economic parameters are met, the Crossroads Property will also serve as collateral for another mortgage loan, which is partially secured by a first mortgage lien against the 209 West Jackson property. Both mortgage loans bear interest at 5.9% per annum. The center is located on 19.9 acres of land in Roseville, Minnesota.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 1995 and 1994.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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



DATED:    November 10, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 1995.



                                       Clifton J. Wilkow
                                       ------------------------------------
                                       Clifton J. Wilkow,
                                       General Partner and Executive
                                       Vice President of M & J
                                       Wilkow, Ltd.

                                       Thomas Harrigan
                                       ------------------------------------
                                       Thomas Harrigan, Vice
                                       President of M & J Wilkow,
                                       Ltd.