Form 10-K
period 1995-12-31
FIRST WILKOW VENTURE
filed 1996-03-19
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------   EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the year ended December 31, 1995

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ________ to ________.

                         Commission File Number 0-7798

                  FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                      36-6169280
----------------------                   -----------------------------------
(State of Organization)                  (I.R.S. Employer Identification No.)


              180 North Michigan Avenue, Chicago, Illinois  60601
              ---------------------------------------------------
                   (Address of Principal Executive Offices)


      Registrant's Telephone Number, including area code:  (312) 726-9622
                                                           --------------
       Securities Registered Pursuant to Section 12(h) of the Act:  None
                                                                    ----
          Securities Registered Pursuant to Section 12(g) of the Act:

               Units of Partnership Interest, Exchange Value $82
               -------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES     X     NO
                               --------      --------
The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                                     PART I
ITEM 1 - BUSINESS

ORGANIZATION

      First Wilkow Venture (the "Registrant") is a limited partnership composed of 484 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

      Marc R. Wilkow and Clifton J. Wilkow have been engaged in real estate activities for over 19 years as officers of M & J Wilkow, Ltd., a closely held corporation, and certain affiliated companies which have been involved (through their predecessors in interest) in the acquisition, sale, development, leasing, operation, brokerage and management of real estate since 1939.

      Marc R. Wilkow is also president and sole director and stockholder of the law firm of Wilkow & Wilkow, P.C., which is the general counsel for the Registrant.

      All of the above entities, including the Registrant, have their principal offices at 180 North Michigan Avenue in Chicago, Illinois 60601. M & J Wilkow, Ltd. and its affiliated companies have a combined administrative staff of 35 and ancillary clerical, office and maintenance staff of approximately 105.

      The Registrant employs approximately three people who are management and maintenance personnel in connection with the operation of certain wholly owned properties.

DESCRIPTION OF BUSINESS

      The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 1995, there are 31 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and
undeveloped land.    Twenty-five of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: three are residential projects; thirteen are shopping centers; seven are office buildings; one is a real estate investment trust; and one is undeveloped land.

      The remaining six properties are owned and operated by the Registrant. Two are office buildings, three are shopping centers, and one is undeveloped land.

CHANGES IN PROPERTIES

      During the calendar year ended December 31, 1995, certain of the property investments held by the Registrant underwent the changes described below:

   (a)  Purchases:

           In February 1995, the Registrant invested $2,750 to maintain its 22.92% interest in Rosemont Limited Partnership, which owns 11.25 acres of land in Orlando, Florida.

           On August 24, 1995, the Registrant acquired a 59.44% undivided interest in the 209 W. Jackson building, a 144,608 square foot office building located in downtown Chicago, in exchange for its 57.66% undivided interest in Tango Bay Suites, a 260-unit all-suites hotel in
        Orlando,   Florida.

           In July 1995, M&J/Retail Limited Partnership ("M&J/Retail"), owned 52.75% by the Registrant, acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing a total of $1,149,641. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership, which purchased a leasehold interest in the Northlake Tower Festival Shopping Center, a 303,956 square foot shopping center in Atlanta, Georgia.

           On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% interest in M&J/Crossroads Limited Partnership, which owns a 330,505 square foot shopping center in Roseville, Minnesota.

   (b)  Sales:

           On July 1, 1995, the Registrant sold 300 Class A units of M&J/Retail for a total of $314,800, resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

           On July 31, 1995, the Registrant received $59,975 representing its allocable share of the net proceeds resulting from the sale by Second Chase Venture of its only asset. The Registrant recognized a gain of $3,875 on the disposition of the investment.

           On March 15, 1995, the Registrant received proceeds of $100,008 related to the sale of the underlying asset of S & S Venture and recognized a gain of $34,290 on the disposition of its 6.667% partnership investment in S & S Venture.

   (c)  Proposed Purchases and Sales:

           There were no proposed purchases and sales during the year ended December 31, 1995.

   (d)  Declined Purchases:

           There were no declined purchases during the year ended December 31, 1995.

COMPETITIVE POSITION

      In general, none of the Registrant's properties are immune from the pressures of competition. There are competing properties serving the geographical areas in which each of the Registrant's properties are located. The amount of revenue generated annually from these properties is very much dependent upon national economic conditions generally and upon local economic conditions specifically, among the latter of which are the availability and demand for office space, commercial space and apartment units, as the case may be. In general, the Registrant may incur substantial costs, from time to time, at its commercial properties, in connection with either the renewal of existing leases or the marketing of vacant space to new tenants. These costs may include the costs of improving and upgrading space to be competitive, as well as the payment of brokerage commissions.

ITEM 2 - PROPERTIES

      The Registrant has an ownership interest in the following properties as of December 31, 1995:

PROPERTIES INVOLVING NET LEASES

   23 EAST FLAGLER, MIAMI, FLORIDA

      The property is a three-story commercial building in downtown Miami, Florida, and was purchased in 1966 for $926,478, subject to an existing first mortgage loan with a principal balance of $611,478. The property is used as a variety store by McCrory Corporation pursuant to a net lease executed in December of 1962. During February 1992, McCrory Corporation filed a petition for relief under the United States Bankruptcy Code and, as of the date of filing this report, has not yet made an election as to whether it would affirm or reject the lease. Since that date, McCrory Corporation has continued making monthly rental payments through 1995. The current lease term expires on January 31, 2000. The net rent is $61,425 per year; in addition, the tenant pays all taxes, insurance, utilities and other operating expense. The tenant has two options to renew the lease term for successive option terms of five years each, with the net rental amounts as follows:

            Option Period                                     Net Rental
            -------------                                   ------------
           02/01/2000 - 01/31/05                            $     61,425
           02/01/05 - 01/31/10                                    58,012

The tenant also has the right to cancel the lease on condition that it vacate the premises and offer to purchase it for a mutually agreed upon price. If a purchase price cannot be agreed upon, the Registrant can at that time elect to not sell the property. The mortgage, with an original principal amount of $650,000, matured and was paid off on December 1, 1987.

   47TH & HALSTED, CHICAGO, ILLINOIS

      This property is a 148,469 square foot commercial complex acquired in 1968 at a cost of $1,994,842. The property was leased on a 25-year net lease, expiring on April 30, 1993, to Community Discount Centers, Inc. In addition, the tenant has three five-year options at a rental during each option of $205,264 per annum. The first five-year option has been exercised. On January 16, 1981, the lease was assigned to the Zayre Corp., to be operated as a Zayre Department Store. As a result of the acquisition of Zayre Corp. by Ames Department Stores, Inc., the latter succeeded to the tenant's position under the lease. On April 25, 1990, Ames filed a petition for relief under the United States Bankruptcy Code and on December 21, 1990, elected to accept the lease. Subsequently, on January 15, 1991, the Zayre Corp. assigned its
interest in the lease to Fairplay, Inc.  The    tenant is directly responsible
for all taxes and common area maintenance expenses. On August 1, 1991, a self-amortizing $1,250,000 mortgage loan matured and the outstanding balance was paid off.

   In connection with the acquisition of its limited partnership units and various other limited partnership units, the Registrant incurred three promissory notes totaling $2,600,000 secured by a mortgage on the 47th & Halsted property. The notes, in the amounts of $1,800,000, $600,000 and $200,000, bear interest at 7%, 4.96% and 0%, respectively, and have maturities extending to December 31, 2003. During 1994, the $200,000 note was repaid in full.

PROPERTIES INVOLVING PARTICIPATIONS
   FIRST RON VENTURE (APOLLO APARTMENTS)

      The Apollo Apartments consist of 256 units (128 one-bedroom and 128 two-bedroom) built on 10 acres of land on Britton Road in Oklahoma City, Oklahoma. The project is owned by Apollo Associates, a limited partnership of which First Ron Venture, a joint venture, owns 38%. The Registrant has a one-third interest in First Ron Venture. The Registrant paid $260,000 for its interest in May 1978. The limited partners are entitled to a cash flow priority of 9% per annum. On December 31, 1993, the Registrant acquired 10 limited partnership units (3.831% interest) in First Apollo Associates, which has a one-third interest in First Ron Venture.

      The property was acquired with a $2,150,000 first mortgage bearing interest at 8-3/4% per annum. In December 1987, the mortgage was purchased by McKinley Associates, an affiliate of the general partner of Apollo Associates. The old mortgage was replaced with a $2,135,000 first mortgage bearing interest at 9.9% per annum, but payable on a current basis only to the extent of cash flow. Any unpaid interest accrues and compounds at 13% per annum. In addition to minimum interest, the lender is entitled to additional interest based upon generation of cash flow and net sale and/or refinancing proceeds in excess of certain specified levels.

   HAWDEL LIMITED PARTNERSHIP I AND III (2221 CAMDEN COURT OFFICE BUILDING)

      The Registrant has invested a total of $1,320,000 representing an 18.03% interest in Hawdel I and III Limited Partnerships, which own the 2221 Camden Court Office Building located in Oak Brook, Illinois. The property contains 100,796 net rentable square feet of prime office space.

      At August 1, 1994, the project was refinanced with a restructured first mortgage in the reduced principal amount of $6,740,000 bearing interest at 8.875% per annum. The monthly payment of principal and interest is $55,986. A balloon payment of $6,040,052 will be due on July 1, 2001, representing an extension of the maturity date by five years. In conjunction with the refinancing, the Registrant made an unsecured loan for $314,516 representing the Registrant's share of the $1,625,000 in partner loans needed to pay down the mortgage principal balance in order to obtain the benefits of the restructured loan. The note bears interest at 7.52% and will be due July 18, 2004. During 1995, $19,355 of the Registrant's loan was repaid. The outstanding balance at December 31, 1995, was $295,161.

      The Registrant, as a Class A limited partner, is entitled to a 10% cumulative priority return on its invested capital.

   M&J/LARGO LIMITED PARTNERSHIP (SUN POINTE PLACE APARTMENTS)

      The Registrant has invested a total of $694,227 to acquire 756 limited partnership units (a 25.1% interest) in M&J/Largo Limited Partnership. M&J/Largo Limited Partnership owns 91.12% of Sun Pointe Place Limited Partnership, which developed and owns a 140 furnished one-bedroom unit apartment complex. The project is located on Bay Drive in Largo, Florida, and features amenities such as a pool and tennis courts.

      The project was developed with 100% equity contributions and no debt. The Registrant, as a Class A partner, is entitled to a cumulative cash flow priority of 8% on invested capital.

      On October 13, 1994, the property obtained a $200,000 mortgage with a term of five years, self-amortizing, and an interest rate of 9% for the purpose of financing the cost of a refurbishment program.

      M&J/Largo Limited Partnership has a put option to Sun Pointe Place Limited Partnership for a specified withdrawal price which, based on the current property value, would net the Registrant a total of $396,900.

   M&J/QUORUM ASSOCIATES (THE QUORUM SHOPPING CENTER)

      The Registrant invested $2,295,000, which was a 64.3478% interest, in M&J/Quorum Associates, which was a 66.29% limited partner in the Quorum Limited Partnership, which, in turn, was a 50% general partner in Crow-Commerce Park North Retail, Ltd., the owner of the Quorum Shopping Center in North Houston, Texas. Upon the completion of the second phase of the property, which occurred in June 1991, the Registrant funded the balance of its commitment in the amount of $244,000.

      The Quorum Shopping Center is a retail development of 130,537 square feet (total of both first and second phase) with parking for 715 cars. The shopping center site now has five separate structures consisting of a theater and four separate retail buildings. The property was encumbered by a $10,000,000 loan, approximately $9,710,770 of which has been funded, bearing interest at the rate of 9% per annum which matured January 1, 1994. Crow-Commerce Park North Retail, Ltd. was unable to finalize the terms of a loan extension agreement as a result of the opposition of the Crow-related partners. As a consequence, the mortgage lien was foreclosed in April 1995.

   DUKE REALTY LIMITED PARTNERSHIP

      On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke Realty Limited Partnership, the operating partnership ("UPREIT") of more than 100 properties. The UPREIT's sole general partner is Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange. The partnership units in the UPREIT will, eventually, be convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of the issuance of partnership units in the UPREIT, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

   ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

      In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $457,014 have been funded to cover the costs of carrying the property and paying off the mortgage loan in full. Net cash flow and residual proceeds are required to be distributed in accordance with the partners' respective interests.

XXI OFFICE PLAZA ASSOCIATES (CENTURY XXI OFFICE BUILDING)

      Century XXI Office Plaza is an office complex built in 1971-1973, which is located in Germantown, Maryland, a suburb of Washington, D.C. The property consists of three separate office buildings and a connecting five-level parking deck, on a site in excess of six acres. The office buildings have a total leasable area of 179,385 square feet. The property has two 30-year mortgages from Teachers Insurance and Annuity Association of America in the combined original principal amount of $5,500,000. The mortgagee, in addition to the regular monthly payments due under the mortgage, participates in 25% of the gross income over $1,160,000. In February 1981, for $525,000 the Registrant purchased a 13.907% limited partnership interest in XXI Office Plaza Associates, a partnership that was formed to acquire the subject property. On December 31, 1993, the Registrant acquired 50 units (an 8.28% interest) in 21st M&J Venture, which has a 16% interest in XXI Office Plaza Associates. The Registrant also acquired 35 units (a 7.59% interest ) in Orhow Associates, which has a 12.2% interest in XXI Office Plaza Associates.

      During September 1994, the Registrant made an unsecured loan for $27,814 representing the Registrant's share of the $200,000 in partner loans needed for capital improvements. The notes bear interest at prime and will be due October 1, 1996.

      On February 1, 1996, a tenant occupying approximately 40% of the leasable area vacated the office building. XXI Office Plaza Associates is currently soliciting tenants to lease the vacant space.

   M&J/GROVE LIMITED PARTNERSHIP (THE GROVE OFFICE PARK)

      The Grove Office Park consists of three two-story office buildings lying on six acres of land located in Wheaton, Illinois. The complex contains 105,454 square feet of prime office space with parking available for 343 cars.

      The Registrant has invested a total of $931,000 to acquire 981 limited partnership units (a 23.08% interest) in M&J/Grove Limited Partnership ("M&J/Grove"). As a Class A Limited Partner, the Registrant is entitled to an 8% cumulative priority claim. On April 18, 1991, M&J/Grove purchased the third building of the complex. The $4,300,000 purchase price along with the refinancing of the two existing loans was accomplished via a new $8,000,000 nonrecourse first mortgage and $1,500,000 in unsecured debentures. The $8,000,000 first mortgage matures May 1, 1996, and bears interest only at

9.25% per annum for two years (monthly payments of $61,666.67). The remaining three years are based on a 9.25% per annum interest, with principal payments based on a 28-year amortization (monthly payments of $66,723). The unsecured debentures of $1,500,000 mature April 18, 1996, and bear interest at 12% per annum payable quarterly. As a result of the combined effects of a 20% vacancy factor and declining rental rates in a soft market, the operating partnership was unable to keep debt service current. Negotiations are being conducted relative to the possibility of a restructuring of the terms of the loan.

      On December 31, 1993, the Registrant acquired seven units (a 3.02% interest) in Wilkow/Grove Partners L.P., which has a 5.87% interest in M&J/Grove.

   L-C OFFICE PARTNERSHIP IV (LAKE COOK OFFICE CENTRE - BUILDING IV)

      The Registrant holds an investment of 2,434 limited partnership units (a 74.69% interest) in L-C Office Partnership IV, which has a 94.0% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake Cook Development"), the owner of Lake Cook Office Centre - Building IV ("Building IV").

      In July 1993, Lake Cook Development entered into an agreement to exchange its ownership of Building IV for a 58.50% undivided interest in the Dover Farms Apartments. Based on this interest, the Registrant will likely need to fund its share of the required capital investment, which will be $72,378. The complex was in the process of being taken back by its mortgagee, which asked Lake Cook Development to step in and acquire the property subject to its mortgage debt. The apartments were completed in 1991 and consist of 300 unfurnished one- and two-bedroom apartments. There are 18 three-story buildings on a site located on a hilly, landscaped setting in North Royalton, Ohio. Each apartment has a washer and dryer, as well as either a patio or terrace. Many apartments also include fireplaces, dens and lofts. In terms of common areas, the complex includes a clubhouse, pool and deck area, Jacuzzi and racquetball court.

      With the exception of the interest in TOP Investors Limited Partnership, which was acquired on July 1, 1991, and six units of 544 Arizona Associates, which were distributed from First MW Associates on December 31, 1995, the following partnership interests were acquired on December 31, 1993. At December 31, 1993, the sole asset of each partnership was a partnership investment in Lake Cook

Development. The following is a recap of these interests:


                                                            Owned by                      Ownership in
                                                           Registrant                 Lake Cook Development
                                                        ----------------              ---------------------
         Partnership                                # of Units     % Interest                % Interest
         -----------                                ----------     ----------                ----------
         544 Arizona Associates                         61            13.034%                     .383%

         Fifth Arizona Associates                        3              .667                      .154

         Fifth Orlando Associates                       83            11.690                      .242

         First Orlando Associates                       50            10.000                      .156

         Monterey Village Associates                    45             5.625                      .596

         Seventh M&J Associates                         35             8.274                      .225

         TOP Investors Limited Partnership              95            95.000                      .686

   S & S VENTURE

      On December 31, 1993, the Registrant invested a total of $65,718 to acquire a 6.67% interest (54 units) in S & S Venture, which owned a 70,000 square foot office/distribution center in Des Plaines, Illinois. On March 15, 1995, S & S Venture closed a transaction which coupled the sale of its property with a settlement of the obligations of the tenant under its lease and resulted in a $34,290 gain to the Registrant.

   SECOND CHASE VENTURE

      On December 31, 1993, the Registrant invested a total of $56,100 to acquire an 8.33% interest (50 units) in Second Chase Venture, which owned a 51,000 square foot industrial building in Lincoln, Rhode Island. On August 1, 1995, Second Chase Venture sold the property, resulting in a $3,875 gain to the Registrant.

   FIRST MW ASSOCIATES

      On December 31, 1993, the Registrant acquired a 50% interest (25 limited partnership and 25 general partnership units) in First MW Associates, which held multiple partnership investments. On December 31, 1995, First MW Associates distributed its partnership investments directly to its partners. This resulted in the Registrant receiving the following partnership interests:

                        Partnership                         Units
                        -----------                         -----
                        544 Arizona Associates                6

                        5601 N. Sheridan Associates           2

                        First Apollo Associates               5

                        First Candlewick Associates           5


   222 FEE ASSOCIATES

      On December 31, 1993, the Registrant acquired a 3.50% interest (64 units) in 222 Fee Associates, which holds multiple partnership and debenture investments. During 1994, six of these units were sold for $696, leaving the Registrant with a 3.18% interest in the investment.

   5601 N. SHERIDAN ASSOCIATES

      On December 31, 1993, the Registrant acquired a 12.32% interest (34 units) in 5601 N. Sheridan Associates, which holds a partnership interest in XXI Office Plaza Associates and two investments in debentures (Freeport Office Partners and Tango Bay Suites). On December 31, 1995, the Registrant received an additional two units resulting from the distribution of First MW Associates partnership interests directly to its partners, resulting in a 13.04% interest (36 units).

   FIRST CANDLEWICK ASSOCIATES

      On December 31, 1993, the Registrant acquired a 10.87% interest (50 units) in First Candlewick Associates, which holds multiple partnership and debenture investments. On December 31, 1995, the Registrant received an additional five units of First Candlewick Associates resulting from the distribution of First MW Associates partnership interests directly to its partners, resulting in a 11.96% interest (55 units).

   SECOND WILKOW VENTURE

      On December 31, 1993, the Registrant acquired a 4.89% interest (197 units) in Second Wilkow Venture, which holds multiple partnership and debenture investments.

   209 WEST JACKSON

      On August 24, 1995, the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 144,608 square foot office building located in downtown Chicago, in exchange for its 57.66% undivided interest in Tango Bay Suites. As part of this transaction, Tango Bay Suites remains liable to the

Registrant for loans advanced to fund operating deficits. The 209 West Jackson building is subject to a first mortgage of $10,000,000 and an additional $4,213,875 note secured by the first mortgage, both bearing interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum. The Registrant posted a letter of credit for $150,000 as a part of this transaction. Due to the character of the investment, the Registrant is using the equity method to account for its interest in the 209 W. Jackson building.

PROPERTIES INVOLVING PROMISSORY NOTES
   TANGO BAY SUITES, ORLANDO, FLORIDA

      In March of 1993, the Registrant acquired a 63.64% undivided interest, as a tenant-in-common, in the Tango Bay Suites project, a 260-unit all-suites hotel and corporate rental project, in exchange for its interest in another property. The project is located on Westwood Drive in Orlando, Florida, and features such amenities as pools, saunas and barbecues. The project was subject to a $10,000,000 first mortgage loan with interest at LIBOR plus 1.7%. During 1994, the property's mortgage loan was paid down to $9,475,000. The loan is due August 22, 1997. The project is also subject to $3,260,000 of subordinated debentures which bear interest at 10% per annum and mature in November 1999. The debenture holders are also entitled to a participation interest equal to 50% of net cash flow.

      On November 18, 1993, the Registrant sold a 5.98% tenant-in-common interest to an unrelated individual. The Registrant's resulting co- tenancy ownership interest was reduced to 57.67%.

      On August 24, 1995, the Registrant exchanged its 57.67% undivided interest in Tango Bay Suites for a 59.44% undivided interest in the 209 W. Jackson office building located in Chicago, Illinois.

      At December 31, 1995, the Registrant also had a loan receivable of $731,124 from Tango Bay Suites.

PROPERTIES OWNED AND OPERATED BY REGISTRANT OR CONSOLIDATED SUBSIDIARIES
   180 NORTH MICHIGAN, CHICAGO, ILLINOIS

      The leasehold estate to this commercial office building on Chicago's prestigious Michigan Avenue was acquired in 1968 at a price of $6,550,000, of which $5,250,000 comprised mortgage financing. The property was completely renovated in 1967 at a cost in excess of $3,000,000 which included changeover to fully automatic passenger elevators, redesigned interiors and a marble exterior facade. In 1973, the

Registrant acquired the fee simple estate of 18,649 square feet of land for $1,600,000. In November 1986, the leasehold and fee simple estates were merged and the property was refinanced with an $8,700,000 first mortgage loan. This loan, which was scheduled to mature on November 1, 1996, was restructured during September 1994. In conjunction with the restructuring, the mortgage holder agreed to a $500,000 forgiveness of debt in return for a principal payment of $500,000 for a total principal reduction of $1,000,000. The debt forgiveness income of $500,000 is being amortized over the remaining term of the loan using the effective interest method. The new mortgage loan with a principal balance of $6,733,888 bears interest at 8.50% per annum and is due on September 1, 2001.

   M&J/FREEPORT LIMITED PARTNERSHIP (8505 FREEPORT OFFICE BUILDING)

      The Registrant has invested a total of $5,139,000 to obtain a 68.85% limited partnership interest (5,164 units) in M&J/Freeport Limited Partnership, which owns 94.05% of Freeport Office Partners Limited, a limited partnership and the owner of an office building located at 8505 Freeport in Dallas, Texas.

      The 8505 Freeport Office Building is a six-story structure of approximately 125,000 gross square feet (121,181 rentable square feet). The 8.4-acre site includes 400 parking spaces and also allows for a second phase expansion office building. The Freeport building is part of the DFW Freeport Park, which is a 650-acre international office park.

      The project is encumbered by a first mortgage loan in the principal amount of $5,200,000 bearing interest at the rate of 9% per annum with amortization over 30 years. The loan will mature on July 31, 2000.

      Freeport Office Partners Limited is also liable for the repayment of $2,000,000 in unsecured debentures which bear interest at the base rate of 11% per annum and matured on September 1, 1995. The debentures continued to accrue interest at the rate of 9% per annum from September 1, 1995, through January 18, 1996. On January 18, 1996, the property was sold for $8,503,150, resulting in full repayment of the first mortgage and the subordinated debentures and return of $600,000 in operating deficit loans previously received from the Registrant. A provision for loss in book value of $1,400,000 equal to the estimated loss to the Registrant on the disposition of the property is recognized in 1995.

   M&J/RETAIL LIMITED PARTNERSHIP (TEN STRIP SHOPPING CENTERS)

      The Registrant has invested a total of $4,041,500 to obtain a 56.97% interest in M&J/Retail Limited Partnership ("M&J/Retail"). On July 1, 1995, the Registrant sold 300 Class A units of M&J/Retail for a total of $314,800, resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

      On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing $1,124,109 of a total initial capital requirement of $1,251,000, with, potentially, an additional capital requirement of $124,000 to cover unanticipated contingencies. Additional contributions of $25,532 increased the total capital investment to $1,149,641. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $80,951 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J. The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow. Tower Corporation was organized to act as general partner, as aforesaid, in order to insulate M&J/Retail from personal liability.

      On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% interest in M&J/Crossroads Limited Partnership ("M&J/Crossroads"). M&J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000 on October 27, 1995, subject to a $19,550,000 first mortgage loan (which included a reserve for anticipated capital improvements). Until the completion of the expansion of several tenants and certain other economic parameters are met, the Crossroads Property will also serve as collateral for another mortgage loan, which is partially secured by a first mortgage lien against the 209 West Jackson building. The center is located on 19.9 acres of land in Roseville, Minnesota.

      A summary of the properties in which M&J/Retail owns a majority interest is as follows:

                                 Net                Area
                               Rentable             Land              First          Interest         Mortgage
Property                     (Square Feet)         (Acres)          Mortgage           Rate           Maturity
--------                     -------------         -------          --------         --------         --------
Harlem & North                   22,775              1.00         $    2,362,500         7.85%        01/01/99
Diversey & Sheffield             16,500               .75              2,000,000        7.875%        04/01/99
Oak Lawn Promenade               32,576              1.95              3,175,000         8.25%        01/01/97
Oak Lawn Square                   9,746               .67                890,000         8.25%        01/01/97
Broadway-Berwyn                  33,385              1.44              2,750,000         8.20%        07/31/00
Irving-Kimball                   14,062               .55              1,450,000        8.875%        05/01/98
Melrose-Kimball                   9,653               .36              1,250,000        8.875%        05/01/98
Archer-Central                   29,426              1.49              2,200,000        8.875%        05/01/98
Evergreen Commons                 8,981               .41                530,000         8.25%        05/01/99
111th & Western                   9,620               .36                618,000         8.25%        05/01/99
                                -------            ------          -------------

                                186,724              8.98         $   17,225,500
                                =======            ======          =============


      The Registrant is entitled to a cumulative cash flow priority in the amount of 9% per annum on its investment.

      On December 31, 1993, the Registrant also acquired three limited partnership units (a .75% interest) in Wilkow/Retail Partners L.P., which has a 5.63% interest in M&J/Retail.

   M&J/SHERIDAN LIMITED PARTNERSHIP (HIGHLAND PARK PROFESSIONAL BUILDING)

      In April 1988, the Registrant invested $2,500,000 to obtain an 89.286% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building located at 1893 Sheridan Road in Highland Park, Illinois. The property is a three-story building situated on a quarter acre of land. On October 10, 1990, the property was encumbered with a $1,600,000 first mortgage loan bearing interest at the rate of 10.25% per annum and maturing on October 1, 1996. Principal is amortized based on a 30-year schedule.

   NAPERVILLE OFFICE COURT, NAPERVILLE, ILLINOIS

      In August 1986, pursuant to the terms of an exchange agreement, the Registrant acquired the Naperville Office Court for $4,830,000.

      On April 6, 1988, the Registrant procured a $3,000,000 first mortgage loan on the property which bore interest at the rate of 9.75% per annum and is due in April 1998. During 1993, the Registrant exercised an option to adjust the interest rate to 8.875%.

      Naperville Office Court is located at 1801 - 1813 Mill Street in Naperville, Illinois. Consisting of four single-story office buildings, the property rests on 5.5 acres, contains 66,405 net rentable square feet and provides parking space for 300 automobiles.

   UNDEVELOPED LAND (FORT MYERS, FLORIDA)

      The Registrant owns 6.11 acres of unimproved land adjacent to Metro Mall in Fort Myers, Florida, at an unrecovered cost of $1,080,745.

   WATERFALL PLAZA, ORLAND PARK, ILLINOIS

      In March 1993, the Registrant acquired 100% ownership in the Waterfall Plaza in exchange for its interest in the 2101 Commercial Office Building.

      The project is subject to a $2,100,000 first mortgage loan with interest at the General Electric Capital Corporation commercial paper rate plus 3.25%.

      Waterfall Plaza is a retail center located in Orland Park, Illinois. Consisting of one single-story building, the property rests on 1.5 acres and contains 21,893 net rentable square feet.

ITEM 3 - LEGAL PROCEEDINGS

      Legal proceedings pending involve either suits which have been instituted by the Registrant or its agents against tenants who are in default of their lease obligations or the defense of alleged personal injury claims incidental to the operation of properties accessible to the general public. All of the personal injury claims are covered by insurance. It is not anticipated that the outcome of any of these proceedings, if unfavorable to the Registrant, will have a materially adverse impact on the Registrant.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the calendar year ended December 31, 1995, there were no matters submitted to the partners of the Registrant.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
MATTERS

      The number of holders of record of equity securities of the Registrant as of December 31, 1995, was approximately:

             Title of Class                            Number of Record Holders
             --------------                            ------------------------
            Unit of Limited Partnership Interest                    484

      The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended. Cash distributions per partnership unit were $2.00 during the year ended December 31, 1993.

ITEM 6 - SELECTED FINANCIAL DATA


                                                                          December 31,
                                                       --------------------------------------------------
                                                          1995         1994           1993         1992
                                                       ---------    ----------     ---------    ---------
OPERATING RESULTS
(IN THOUSANDS)

Total Revenue                                          $  12,135    $   14,445     $   14,891    $  13,581

Net Income (Loss)*                                     $(  2,327)   $(   3,119)    $(   3,116)   $   2,703


PARTNERSHIP UNIT DATA
(PER PARTNERSHIP UNIT)

Net Income (Loss):
   General Partner*                                    $(  13.00)   $(   17.43)    $(   15.10)   $   13.10

   Limited Partner*                                     (  13.00)    (   17.43)     (   15.10)       13.10

Cash Distributions Paid:
   General Partner                                     $   -        $    -         $     2.00    $    3.00

   Limited Partner                                         -             -               2.00         3.00


* Includes gain on sale of real estate properties



                                                                          December 31,
                                                       --------------------------------------------------
                                                          1995         1994           1993         1992
                                                       ---------    ----------     ---------    ---------
FINANCIAL POSITION DATA

Total Assets (In thousands)                            $  55,075    $   64,373     $   76,983    $  68,095

Net Book Value Per Unit                                $   49.67    $    62.67     $    80.10    $   95.56


ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

For the year ended December 31, 1995, income from partnerships was $382,248 compared to loss of $1,099,073 for the comparative period of 1994. The increase is primarily due to gains on the partial disposition of M&J/Retail Limited Partnership interest and the entire disposition of the First MW Associates, S & S Venture and Second Chase Venture interests. The prior year loss was due primarily to the loss on disposition of the North LaSalle Street Limited Partnership interest.

For the year ended December 31, 1995, the Registrant loaned to investment partnerships in which it has substantial equity interests and to a property in which it held a co-tenancy ownership interest through June 30, 1995, the following amounts:

                                                Advances        Collections         Write-offs        Total Loan
                                               Year Ended        Year Ended         Year Ended        Balance at
                                              December 31,      December 31,       December 31,       December 31,
                                                 1995              1995               1995               1995
                                           ---------------    --------------    ---------------    ---------------
   Hawdel Limited Partnership
      and Hawdel Limited
      Partnership III                       $      -            $   19,355        $     -            $  295,161
   Tango Bay Suites                              300,000             -                257,453           731,124
   Second Wilkow Venture                         200,000             -                  -               200,000
   First Candlewick Associates                    45,000             -                  -                45,000
   222 Fee Associates                             30,000             -                  -                30,000
   5601 N. Sheridan Associates                    22,000             -                  -                22,000
   Crossroads of Roseville
      Corporation                                  6,000             -                  -                 6,000
   Northlake Tower Corporation                    80,951             -                  -                80,951

The Second Wilkow Venture, First Candlewick Associates, 222 Fee Associates, 5601 N. Sheridan Associates and Crossroads of Roseville Corporation unsecured promissory notes bear interest at prime and are due on demand. These loans were repaid during March 1996.

On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due September 1, 1996, pays interest at the prime rate per annum. Maximum borrowing under the facility agreement is the lesser of $800,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership. As of December 31, 1995, the amount outstanding under this facility was $580,000, consisting of cash draws of $350,000 and letters of credit of $230,000. Borrowings under the facility are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

S & S Venture acquired a property in Des Plaines, Illinois, on July 26, 1975, which was sold on March 15, 1995. The Registrant received proceeds of $100,008 related to the sale of the property and has included a $34,290 gain on the disposition of its 6.667% partnership in S & S Venture.

On July 1, 1995, the Registrant sold 300 Class A units of M&J/Retail Limited Partnership ("M&J/Retail") for a total of $314,800, resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

On July 28, 1995, Freeport Office Partners Limited extended the $5,200,000 loan held by Confederation Life for five years effective August 1, 1995. The Registrant sold the Freeport Office building in January of 1996. A provision for loss in book value of $1,400,000 equal to the estimated loss to the Registrant on the disposition of the property is recognized in 1995.

On July 28, 1995, M&J/Retail, owned 52.75% by the Registrant, acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,124,109 of a total initial capital requirement of $1,251,000, with, potentially, an additional capital requirement of $124,000 to cover unanticipated contingencies. Additional contributions of $25,532 made through December 31, 1995, increased the total capital investment to $1,149,641. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $80,951 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J. The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow.

On July 28, 1995, M&J/Retail refinanced a retail center located at Broadway and Berwyn in Chicago, Illinois. The term of the new loan, with a principal amount of $2,750,000, is five years. Debt service reflects an interest rate of 8.20% per annum and amortization based on 25 years.

On August 24, 1995, the Registrant acquired a 59.44% undivided interest in the 209 W. Jackson building, a 144,608 square foot office building located in downtown Chicago, in exchange for its 57.66% undivided interest in Tango Bay Suites, a 260-unit all-suites hotel in Orlando, Florida. As part of this transaction, Tango Bay Suites remains liable to the Registrant for loans advanced to fund operating deficits. The 209 W. Jackson building is subject to a first mortgage of $10,000,000 and an additional $4,213,875 note secured by the first mortgage, both bearing interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum. The Registrant posted a letter of credit of $150,000 as a part of this transaction. Due to the character of the investment, the Registrant is using the equity method to account for its investment in 209 W. Jackson.

On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% Class A interest in M&J/Crossroads Limited Partnership. The balance of $303,000 of the total $600,000 required capital for Class A investors was also financed by M&J/Retail, resulting in a receivable from the other investors for their respective share of capital contributions. These loans were repaid to M&J/Retail during March 1996.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

For the year ended December 31, 1994, loss from partnerships was $1,099,073 compared to loss of $96,204 for the comparative period of 1993. The increase is due primarily to loss on disposition of the North LaSalle Street Limited Partnership interest.

For the year ended December 31, 1994, the Registrant loaned to investment partnerships in which it has substantial equity interests and to a property in which it holds a co-tenancy ownership interest the following amounts:

                                                    Advances            Collections           Total Loan
                                                  Year Ended            Year Ended            Balance at
                                                 December 31,          December 31,          December 31,
                                                       1994                  1994                 1994
                                                 ----------------      ---------------       ---------------
      Lake Cook Office Development -
        Building Four Limited Partnership        $    14,589            $     -               $    14,589
      Hawdel Limited Partnership and
        Hawdel Limited Partnership III               314,516                  -                   314,516
      XXI Office Plaza Associates                     27,814                  -                    27,814
      Tango Bay Suites                               116,144                  -                   688,574

The Lake Cook Office Development - Building Four Limited Partnership unsecured promissory note bears interest at 2% over prime and is due on demand or, if demand is not sooner made, on March 31, 1998. Hawdel Limited Partnership and Hawdel Limited Partnership III's unsecured promissory note bears interest at 7.52% and is due July 18, 2004. XXI Office Plaza Associates' unsecured promissory note bears interest at prime and is due on October 1, 1995. The Tango Bay Suites - Co-Tenants unsecured promissory notes bear interest at 1% over prime and are due upon demand.

On January 1, 1994, the Registrant's $327,827 loan receivable from Lake Cook, Inc. was exchanged for a .4906% limited partnership interest in Lake Cook Office Development - Building Four Limited Partnership.

During January 1994, the $2,000,000 of unsecured loans from the general partners and other related individuals was repaid from proceeds of the $2,362,500 mortgage on the Harlem North Shopping Center.

In September 1994, the Registrant restructured the mortgage loan secured by the 180 North Michigan Avenue Building. The mortgage holder agreed to a $500,000 forgiveness of debt in return for a $500,000 paydown of principal for a total reduction in the principal balance of $1,000,000. The debt forgiveness income of $500,000 is being amortized over the remaining term of the loan using the effective interest method. The new mortgage loan with a principal balance of $6,733,888 bears interest at 8.50% per annum and is due on September 1, 2001.

Buschwood Office Building, which was placed in receivership on July 25, 1994, was foreclosed on December 12, 1994. As a result of the foreclosure, the total assets of $7,447,498 and total liabilities of $7,635,069 were removed from the accounts, resulting in a gain of $187,571.

On December 2, 1994, the Registrant redeemed its interest in three partnerships for 50,251 limited partnership units in Duke Realty Limited Partnership which will be convertible on a one-for-one basis to shares of common stock of Duke Realty Investments, Inc., a real estate investment trust.

On December 31, 1994, the Registrant elected to transfer its partnership interest in North LaSalle Street Limited Partnership for nominal consideration to an unrelated third party resulting in a loss on disposition of $962,991.

On December 31, 1994, the Registrant sold its partnership interest in M&J/Fort Myers Limited Partnership for nominal consideration.

RESULTS OF OPERATIONS - 1993 COMPARED TO 1992

   For the year ended December 31, 1993, loss from partnerships was $96,204 compared to income of $2,999,634 for the comparative period of 1992. The decrease is due primarily to income in 1992 of $2,992,851 from de-consolidating L-C Office Partnership IV.

   For the year ended December 31, 1993, the Registrant loaned to an investment partnership in which it has a substantial equity interest and to a property in which it holds a co-tenancy ownership interest the following amounts:

                                                    Advances            Collections           Total Loan
                                                  Year Ended            Year Ended            Balance at
                                                 December 31,          December 31,          December 31,
                                                       1993                  1993                 1993
                                                 ----------------      ---------------       ---------------
      The Quorum Limited Partnership             $     -                $   91,507            $   94,167
      Tango Bay Suites - Co-Tenants                  122,430                -                    572,430

   The Quorum Limited Partnership promissory note bears interest at 3% over prime and is due March 31, 1995. In consideration of the Registrant's loan to The Quorum Limited Partnership, the Registrant will receive its equity capital as a first priority in the event of a sale or refinancing of the underlying property. The Tango Bay Suites - Co-Tenants unsecured promissory notes bear interest at 1% over prime and are due upon demand.

   The Registrant's Credit Agreement expired July 1, 1993. In light of the lack of activity under the Credit Agreement and the related costs, the general partners have decided not to renew the Credit Agreement until there is a greater need for such a facility. The one outstanding Letter of Credit for $80,000 that existed at the expiration of the Credit Agreement will remain as an unsecured Letter of Credit.

   In March 1993, the Registrant acquired a 63.64% undivided interest, as a Tenant-in-Common, in the Tango Bay Suites Resort (formerly known as The Villas at Monterey apartment complex) and 100% ownership of Waterfall Plaza Shopping Center located in Orland Park, Illinois, in exchange for its interest in 2101 Commercial Office Building. On November 11, 1993, the Registrant sold a 5.98% undivided interest in the Tango Bay Suites Resorts to an unrelated party. The Registrant's remaining undivided interest at December 31, 1993, was 57.66%. During 1993, pursuant to a Co-Tenancy Agreement, the Registrant funded $1,141,660 for property improvements at Tango Bay Suites Resort.

   In July 1993, Lake Cook Office Development - Building Four Limited Partnership entered into an agreement to exchange its ownership of Lake Cook Office Centre - Building IV for a 58.50% undivided interest, as a Tenant-in-Common, in the Dover Farms Apartments located in North Royalton, Ohio.

   On August 18, 1993, M&J/Harlem Mortgage Limited Partnership ("M&J/Harlem") became Mortgagee In Possession of the Harlem North Shopping Plaza located at the intersection of Harlem and North in Oak Park, Illinois. On October 13, 1993, a Judgement of Foreclosure was entered in the Circuit Court of Cook County, Illinois for M&J/Harlem.

   As of September 30, 1993, the Registrant owned 788 units of limited partnership interests in Park 100 Equity Investors, Ltd. and 625 units of limited partnership interests in Park 100 Mortgage Investors, Ltd. Both of these limited partnerships held indirect ownership interests in Park 100, an industrial park in Indianapolis, Indiana, which was developed by Duke Associates ("Duke"). Duke also maintained a significant ownership interest in the property. On October 4, 1993, Park 100 was conveyed to an operating partnership owned by Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange, together with more than 100 other properties, in return for the issuance of units of partnership interest in the operating partnership which, eventually, will be convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of this transaction, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

   On December 16, 1993, the Registrant sold its Woolco Shopping Center located in Milbury, Ohio, and received proceeds of $1,059,451.

   During the fourth quarter of 1993, the Registrant recognized a $1,900,000 write-down on the Buschwood office building in Carrollwood, Florida. The provision was based on current market conditions and estimated cash flows. At January 1, 1994, the mortgage loan on the Buschwood office building was in default as a result of borrowers' failure to pay full monthly installments of debt service.

   On December 31, 1993, the Registrant's $5,282,050 loan receivable and related accrued interest of $2,365,652 from M&J/Fort Myers Limited Partnership were exchanged for a 5% limited partnership interest in that partnership.

   On December 31, 1993, the Registrant acquired 27,408 of its limited partnership units and various other limited partnership interests for $2,600,000 secured by a mortgage on the property at 4646 South Halsted in Chicago, Illinois.

   On December 30, 1993, M&J/Harlem Mortgage Limited Partnership, the operating partnership for the shopping center located at the intersection of Harlem and North in Oak Park, Illinois, procured a $2,362,500 nonrecourse first mortgage from LaSalle Bank. The loan bears interest at the rate of 7.85% per annum, with a 5-year term and a 20-year amortization period.

   On December 31, 1993, the Registrant sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail Limited Partnership, in which the Registrant has a 56.97% limited partnership interest. The purchase price of $3,150,000 was based on an independent appraisal prepared for LaSalle Bank.

LIQUIDITY AND CAPITAL RESOURCES

      On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle Bank. The facility, due September 1, 1996, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $800,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

      As of December 31, 1995, the amounts outstanding under this facility are as follows:

                Cash borrowings                                      $   350,000
                Letters of credit:
                  Waterfall Plaza (expires 8/31/96)                       80,000
                  209 W. Jackson (expires 8/31/96)                       150,000
                                                                      ----------

                Total Outstanding Amounts                            $   580,000
                                                                      ==========

      The liquid assets of the Registrant decreased as of December 31, 1995, when compared to December 31, 1994, due to repayment of debt.

      The General Partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 1996 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                            ----
   Independent Auditor's Report                                                                               28

   First Wilkow Venture:

      Consolidated Balance Sheet, December 31, 1995 and 1994                                                  29

      Consolidated Statement of Operations,
      Years Ended December 31, 1995, 1994 and 1993                                                            30

      Consolidated Statement of Partners' Capital,
      Years Ended December 31, 1995, 1994 and 1993                                                            31

      Consolidated Statement of Cash Flows,
      Years Ended December 31, 1995, 1994 and 1993                                                            32

      Notes to Consolidated Financial Statements,
      Years Ended December 31, 1995, 1994 and 1993                                                            34


                          INDEPENDENT AUDITOR'S REPORT




To the Partners
First Wilkow Venture


We have audited the consolidated financial statements of First Wilkow Venture listed in the index to the consolidated financial statements set forth on Page
27. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 75. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





PHILIP ROOTBERG & COMPANY, LLP
February 15, 1996
Chicago, Illinois

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                                      1995                   1994
                                                                                  ----                   ----
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
  Real estate:
     Land                                                                  $     8,698,675         $   10,206,120
     Buildings and improvements                                                 56,540,021             63,190,047
     Fixtures and equipment                                                        138,384              1,470,318
                                                                            --------------          -------------
         Total                                                                  65,377,080             74,866,485
     Less accumulated depreciation                                              19,726,068             18,998,458
                                                                            --------------          -------------
         Net Real Estate                                                        45,651,012             55,868,027
  Investments in real estate partnerships                                        5,130,522              3,740,835
                                                                            --------------          -------------
         Total                                                                  50,781,534             59,608,862
                                                                            --------------          -------------

LOANS RECEIVABLE - Net of reserves of
  $113,663 for 1994                                                              1,452,639              1,045,496
                                                                            --------------          -------------

OTHER ASSETS
  Cash                                                                             328,852                451,138
  Certificates of deposit                                                          162,998                 77,998
  Receivables                                                                      551,307                838,619
  Prepaid expenses                                                                   1,062                146,354
  Deposits                                                                         598,870                922,151
  Deferred charges                                                               1,197,568              1,281,931
                                                                            --------------          -------------
         Total                                                                   2,840,657              3,718,191
                                                                            --------------          -------------

TOTAL ASSETS                                                               $    55,074,830         $   64,372,549
                                                                            ==============          =============


                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

  Mortgages payable                                                        $    37,124,893         $   42,457,688
  Loans payable                                                                  3,649,822              4,730,621
                                                                            --------------          -------------
         Total                                                                  40,774,715             47,188,309
                                                                            --------------          -------------

OTHER LIABILITIES
  Accounts payable and accrued expenses                                            240,092                577,534
  Accrued property taxes                                                         2,470,265              2,556,878
  Deferred state income taxes                                                      200,000                200,000
  Security deposits and prepaid rent                                               555,767                566,044
  Accrued interest                                                                 365,078                479,581
                                                                            --------------          -------------
         Total                                                                   3,831,202              4,380,037
                                                                            --------------          -------------

MINORITY INTEREST                                                                1,579,357              1,587,487
                                                                            --------------          -------------

PARTNERS' CAPITAL (178,972 units
  authorized and issued)                                                         8,889,556             11,216,716
                                                                            --------------          -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $    55,074,830         $   64,372,549
                                                                            ==============          =============





See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS


YEARS ENDED DECEMBER 31,                                      1995                1994                1993
                                                              ----                ----                ----
REVENUE
  Rental                                                  $   10,612,769      $   11,143,657      $   11,668,216
  Hotel                                                        1,327,682           2,891,170           2,363,313
  Interest                                                       152,793             134,657             101,942
  Other                                                           42,137             275,099             757,575
                                                           -------------       -------------       -------------

     Total                                                    12,135,381          14,444,583          14,891,046
                                                           -------------       -------------       -------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
  Share of net income (loss)                                     382,248      (    1,099,073)     (       96,204)
  Provision for loss in book value                                 -          (      213,227)              -
                                                           -------------       -------------       -------------

     Total                                                       382,248      (    1,312,300)     (       96,204)
                                                           -------------       -------------       -------------

EXPENSES
  Operating                                                    4,637,916           6,184,028           5,789,945
  Real estate taxes                                            2,608,758           2,716,552           2,635,737
  Depreciation and amortization                                2,334,430           2,705,676           2,795,474
  Provision for loss in book value of real estate              1,400,000               -               1,900,000
  Interest                                                     3,852,992           4,700,490           4,851,226
  General and administrative                                      95,178             155,572             151,874
                                                           -------------       -------------       -------------

     Total                                                    14,929,274          16,462,318          18,124,256
                                                           -------------       -------------       -------------

LOSS FROM OPERATIONS                                      (    2,411,645)     (    3,330,035)     (    3,329,414)

MINORITY INTEREST IN SUBSIDIARIES' NET LOSS                       84,485             210,575             213,279
                                                           -------------       -------------       -------------

NET LOSS                                                  $(   2,327,160)     $(   3,119,460)     $(   3,116,135)
                                                            ============        ============        ============


UNITS - AUTHORIZED AND ISSUED
  General Partner                                                  6,803               6,778               6,778
  Limited Partner                                                172,169             172,194             172,194

NET LOSS PER UNIT
  General Partner                                         $(       13.00)     $(       17.43)     $(       15.10)
  Limited Partner                                          (       13.00)      (       17.43)      (       15.10)

BOOK VALUE OF A UNIT
  General Partner                                         $        49.67      $        62.67      $        80.10
  Limited Partner                                                  49.67               62.67               80.10

CASH DISTRIBUTIONS
  General Partner                                         $        -          $        -          $         2.00
  Limited Partner                                                  -                   -                    2.00





See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               GENERAL            LIMITED
                                                              PARTNERS            PARTNERS             TOTAL
                                                          --------------      --------------      --------------
BALANCE - DECEMBER 31, 1992                                $     638,926      $   19,081,865      $   19,720,791

Add (deduct):
  To reflect changes in partnership
   capital between general and
   limited partners - net                                          8,740      (        8,740)              -
  Loss for the year ended
   December 31, 1993                                      (      101,965)     (    3,014,170)     (    3,116,135)
  Cash distributions for the year
   ended December 31, 1993                                (       13,460)     (      399,300)     (      412,760)
  Redemption of limited partner units                              -          (    1,855,720)     (    1,855,720)
                                                           -------------       -------------       -------------

BALANCE - DECEMBER 31, 1993                                      532,241          13,803,935          14,336,176

Deduct:
  Loss for the year ended
   December 31, 1994                                      (      118,140)     (    3,001,320)     (    3,119,460)
                                                           -------------       -------------       -------------

BALANCE - DECEMBER 31, 1994                                      414,101          10,802,615          11,216,716

Add (deduct):
  Loss for the year ended
   December 31, 1995                                      (       88,459)     (    2,238,701)     (    2,327,160)
  To reflect changes in partnership
   capital between general and limited
   partners - net                                                  2,050      (        2,050)              -
                                                           -------------       -------------       -------------

BALANCE - DECEMBER 31, 1995                               $      327,692      $    8,561,864      $    8,889,556
                                                           =============       =============       =============





See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                       1995                1994                1993
                                                               ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                 $(   2,327,160)     $(   3,119,460)     $(   3,116,135)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                              2,334,430           2,705,676           2,795,474
    Amortization of debt forgiveness income               (       73,389)     (       24,630)              -
    Net (gain) loss on disposal of land,
      building and improvements                                  160,840      (      187,571)     (      252,756)
    Provision for loss in real estate book value               1,400,000               -               1,900,000
    Reserve for loans and interest receivable                      -                 213,227               -
    (Income) loss from partnerships                       (      382,248)          1,099,073              96,204
    Changes in assets and liabilities:
     Beginning cash balance of
       properties acquired                                         -                   -                 100,359
     Ending cash balance of entity
       eliminated from consolidation                      (       42,455)              -                   -
     (Increase) decrease in accounts receivable
       and prepaid expenses - net                                 61,493             345,653      (       63,319)
     (Increase) decrease in deposits                             320,928      (       10,457)     (      301,265)
     Increase (decrease) in accounts payable
       and accrued expenses                               (      133,898)            143,024              91,065
     Increase in accrued property taxes                           90,096             112,228             224,926
     Increase (decrease) in accrued interest                     234,984             342,863      (      285,309)
     Increase in security deposits
       and prepaid rent                                            3,231              46,332               3,400
                                                           -------------       -------------       -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,646,852           1,665,958           1,192,644
                                                           -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Investment in land, building and
  furniture and equipment                                 (      879,261)     (    1,703,052)     (    1,594,286)
 Investment in partnerships                               (    1,455,871)     (       14,896)     (      233,765)
 Investments in loans receivable                          (      683,950)     (      798,062)     (      323,243)
 Investment in deferred charges (primarily
  unamortized broker commissions)                         (      364,067)     (      628,783)     (      451,263)
 Proceeds from sale of real estate,
  net of selling expenses                                          -                   -               1,052,694
 Proceeds from sale of investment
  in partnership                                                 314,800               -                   -
 Partnership investment draws                                    311,187             122,229             134,271
 Decrease in minority interest                            (      185,685)     (      309,275)     (      304,479)
 Collection of notes receivable                                   19,355             305,500              91,507
                                                           -------------       -------------       -------------

NET CASH USED BY INVESTING ACTIVITIEs                     (    2,923,492)     (    3,026,339)     (    1,628,564)
                                                           -------------       -------------       -------------





See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued


YEARS ENDED DECEMBER 31,                                       1995                1994                1993
                                                               ----                ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES

 Payment of mortgages and notes payable                   $(     778,357)     $(   3,242,922)     $(     678,462)
 Partner draws                                                     -                   -           (     412,760)
 Proceeds from mortgage financing                                898,223             273,513           2,552,663
 Proceeds from loans payable                                   1,119,488             802,425              37,834
                                                           -------------       -------------       -------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               1,239,354      (    2,166,984)          1,499,275
                                                           -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     (       37,286)     (    3,527,365)          1,063,355

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                               529,136           4,056,501           2,993,146
                                                           -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                              $      491,850      $      529,136      $    4,056,501
                                                           =============       =============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid during the year                            $    3,967,495      $    4,604,942      $    4,696,747
                                                           =============       =============       =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

  Fully depreciated leasehold improvements,
    furniture and equipment written off                   $        -          $        -          $      302,656
  During 1995, the Partnership exchanged its
    undivided interest in a property with total
    assets of $8,480,741 and total liabilities
    of $8,257,513 for an undivided interest in a
    replacement property.
  During 1993, the Partnership foreclosed on
    $3,100,000 mortgage loan receivable and took
    possession of a property with the same basis.
  During 1993, the Partnership acquired two properties
    in exchange for a similar property.  The properties
    acquired had total assets of $10,582,595 and total
    liabilities of the same amount.
  During 1993, the Partnership acquired 27,408 of its
    own units and various other partnership interests
    valued at $744,280 in exchange for a $2,600,000
    mortgage payable.





See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the principal accounting policies followed by First Wilkow Venture (the "Partnership") is set forth as follows:

        The financial statements include the accounts of all entities in which the Partnership owns fifty percent or more and maintains effective control. The Partnership's 57.66% undivided interest in a hotel was accounted for using the proportionate consolidation method.
        Investments in entities in which ownership interests are less than fifty percent and the Partnership exercises significant influence over operating and financial policies are accounted for on the equity method. Effective January 1, 1992, the Partnership de- consolidated L-C Office Building IV Limited Partnership as that subsidiary was insolvent and the Partnership decided it would no longer fund its operations.
        The subsidiary is now reported under the equity method of accounting. Other investments are accounted for on the cost method. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

        For purposes of the consolidated statement of cash flows, the Partnership considers certificates of deposit with a maturity of three months or less to be cash equivalents. Certain Partnership deposits at LaSalle National Bank are in excess of the amount insured by the Federal Deposit Insurance Corporation and are, therefore, considered a concentration of credit risk.

        Rental income is derived from leasing to lessees (under operating leases) various types of real estate owned by the Partnership.

        Investments in real estate partnerships are reported using either the cost or equity methods of accounting. Under the equity method, the cost of these investments is reduced by a pro rata share of net losses and drawings and increased by a pro rata share of net income of the investee. Under the cost method, income is reported as draws are received.

        Land, buildings and improvements are carried at cost. Major additions and betterments are charged to the property accounts; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized.

        Depreciation on buildings, improvements, furniture and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the assets.

        Deferred charges represent real estate acquisition costs, deferred broker commissions and mortgage financing costs. These costs are being amortized using the straight-line method over lives ranging from 1 to 40 years.

        There is no provision for federal income taxes as the partners report their share of the Partnership's net income or loss in their individual income tax returns.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


        Deferred state income taxes are provided on certain real estate sales that are taxable to the Partnership which are being reported on an installment or tax free exchange basis for income tax purposes.

        Debt forgiveness income is being amortized as a reduction of interest expense over the remaining term of the related loan using the effective interest method.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2 -  DEPRECIATION

     Depreciation is based on the method and estimated useful life of the respective assets as follows:

             Property                                         Method                               Life
             --------                                         ------                               ----
        174-180 North Michigan Avenue*
          a.  Building                                        Straight Line                      35 years

          b.  Improvements                                    Straight Line                      Various

          c.  Furniture and equipment                         150% Declining Balance             12 years

        Naperville Office
          a.  Building                                        Straight Line                      25 years

          b.  Improvements                                    Straight Line                      Various

          c.  Furniture and equipment                         150% Declining Balance             12 years

        Waterfall Plaza
          a.  Building                                        Straight Line                      40 years

          b.  Improvements                                    Straight Line                      40 years

        Tango Bay Suites
          a.  Building                                        Straight Line                      40 years

          b.  Improvements                                    Straight Line                      40 years

          c.  Furniture and equipment                         Straight Line                      Various


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


             Property                                         Method                               Life
             --------                                         ------                               ----
        Freeport Office
          a.  Building                                        Straight Line                      40 years

          b.  Improvements                                    Straight Line                      Various

          c.  Furniture and equipment                         Straight Line                      Various

        Highland Park
          a.  Building                                        Straight Line                      30 years

          b.  Improvements                                    Straight Line                      40 years
                                                              150% Declining Balance             40 years
                                                              150% Declining Balance             12 years

        M&J/Retail (10 retail centers)
          a.  Buildings                                       Straight Line                      40 years

          b.  Improvements                                    Straight Line                      40 years

          c.  Furniture and equipment                         Straight Line                      12 years

        *  The 174 North Michigan Avenue building was sold in 1987.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


3 -  INVESTMENTS IN PARTNERSHIPS

     A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:


                                                           1995                    1994                   1993
                                                    -----------------      -------------------    -------------------
       21st M&J Venture                                $       -            $        1,000 (a)        $        -

       222 Fee Associates                                         406 (A)              305 (a)                 -

       5601 N. Sheridan Associates                                544 (A)              408 (a)                 -

       Duke Realty Limited Partnership                        134,754 (A)            -                         -

       First Candlewick Associates                              3,000 (A)            2,250 (a)                 -

       First MW Associates                                      1,750                -                         -

       Hawdel Limited Partnership                      (       34,351)      (       71,434)            (     54,186)

       M&J/Grove Limited Partnership                   (       31,206)      (      168,179)            (    110,953)

       M&J/Largo Limited Partnership                            -                    -                       13,896(a)

       M&J/Retail Limited Partnership                         137,245 (C)            -                         -

       M&J/Two Market Associates                                -                      800(a)                  -

       North LaSalle Street Ltd. Partnership                    -           (      962,991)(b)                 -

       Orhow Associates                                         -                      700(a)                  -

       Rosemont 28 Limited Partnership                             49       (       11,508)            (     11,506)

       S & S Venture                                           35,206 (A)            2,754(a)                  -

       Second Chase Venture                                     4,325 (A)              675(a)                  -

       Second Wilkow Venture                                    2,364 (A)            2,068(a)                  -

       Wilkow/Retail Partners L.P.                                120 (A)               90(a)                  -

       XXI Office Plaza Associates                            128,042              103,989                   66,545
                                                        -------------        -------------                   ------

                                                       $      382,248       $(   1,099,073)           $(     96,204)
                                                        =============         ============             ============

                 (a)      Income recognized under the cost method.

                 (b)      Loss on disposition of investment.

                 (c)      Gain on disposition of investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    In conjunction with the purchase of units from various limited partners on December 31, 1993 (see Note 9), the Partnership also acquired the following partnership investments:

                                                                                                   Value
                                                              Limited         Percentage       Assigned
                                                                Partner          of Total          to the
                                                               Units          Partnership      Partnership
           Name of Partnership                                  Purchased         Units           Interest
           -------------------                               ------------     -------------    -------------
       21st M&J Venture                                            50              8.28%        $    99,900
       222 Fee Associates                                          64              3.50               7,424
       544 Arizona Associates                                      55             11.75               -
       5601 N. Sheridan Associates                                 34             12.32              28,254
       DB/F Office Limited Partnership                             25               .85               -
       Fifth Arizona Associates                                     3               .67               -
       Fifth Orlando Associates                                    83             11.69               -
       First Apollo Associates                                     10              3.83               -
       First Candlewick Associates                                 50             10.87             116,050
       First MW Associates                                         50             50.00              18,462
       First Orlando Venture                                       50             10.00               -
       L-C Office Partnership IV                                   44              1.35               -
       M&J/Fort Myers Limited Partnership                         108              1.68               -
       M&J/Freeport Limited Partnership                            25               .33               -
       M&J/Grove Limited Partnership                               50              1.18               -
       M&J/Largo Limited Partnership                              177              5.05             115,227
       M&J/LaSalle Associates                                      24               .46               -
       M&J/Retail Limited Partnership                              50               .70              46,500
       M&J/Two Market Associates                                   40              5.52              19,880
       M&J/Westwood Limited Partnership                            61              2.18               -
       Monterey Village Associates                                 45              5.63               -
       Orhow Associates                                            35              7.59              70,000
       Park 100 Equity Investors
         Limited Partnership                                       20              1.76              27,840
       Park 100 Mortgage Investors
         Limited Partnership                                       77              6.78               5,313
       Pre-Vest Associates                                          3             12.50               -
       S & S Venture                                               54              6.67              65,718
       Second Chase Venture                                        50              8.33              56,100
       Second Wilkow Venture                                      197              4.89              64,813
       Seventh M&J Associates                                      35              8.27               -
       Wilkow/Grove Partners Limited Partnership                    7              3.02               -
       Wilkow/Metro Partners Limited Partnership                   16              3.52               -
       Wilkow/Retail Partners Limited Partnership                   3               .75               2,799
                                                                                                 ----------

                                                                                                $   744,280
                                                                                                 ==========

    In addition, the Partnership acquired an option to acquire an additional 400 units of M&J/LaSalle Associates upon the occurrence of a "qualifying event" as defined in the purchase agreement.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    The following is a summary of financial position and results of operations of the properties in which the Partnership has a partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

    YEAR ENDED DECEMBER 31, 1995:

                                                                            Crow-
                                                                           Commerce               203 N.
                                                                          Park North            LaSalle St.
                                                   Apollo                Retail, Ltd.            Partnership
                                                -----------            --------------         --------------
                                                    (d)                      (c)(d)                (c)(d)
     BALANCE SHEET
    Real estate - net of
     accumulated depreciation
    Current assets
    Other assets

    TOTAL ASSETS


    Mortgages payable
    Other liabilities
    Partners' deficit

    TOTAL LIABILITIES AND
     PARTNERS' DEFICIT


       STATEMENT OF OPERATIONS

    Revenue
    Less:   Operating expenses
            Other expenses
            Depreciation

    NET LOSS


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                Sun Pointe
                                                    Rosemont              XXI Office              Place
                                                     28                     Plaza                Limited
                                                   Associates             Associates            Partnership
                                                ---------------        --------------         --------------
                                                      (d)                  (b)                     (d)
       BALANCE SHEET
    Real estate - net of
     accumulated depreciation                                          $    5,819,187
    Current assets                                                          1,712,961
    Other assets                                                                8,654
                                                                        -------------

    TOTAL ASSETS                                                       $    7,540,802
                                                                        =============


    Mortgages payable                                                  $    3,011,175
    Other liabilities                                                         837,810
    Partners' capital                                                       3,691,817
                                                                        -------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                                                 $    7,540,802
                                                                        =============


       STATEMENT OF OPERATIONS

    Revenue                                                            $    3,387,093
    Less:   Operating expenses                                              1,148,533
            Other expenses                                                    854,159
            Depreciation                                                      442,647
                                                                        -------------

    NET INCOME                                                         $      941,754
                                                                        =============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                    2221 Camden             M&J/Fort
                                                    Court                    Myers                M&J/Grove
                                                   Office                   Limited              Limited
                                                   Building               Partnership           Partnership
                                                ---------------        --------------         --------------
                                                     (a)                  (c)(d)                   (d)
       BALANCE SHEET
    Real estate - net of
     accumulated depreciation                   $     8,008,848
    Current assets                                      352,327
    Other assets                                        336,841
                                                 --------------

    TOTAL ASSETS                                $     8,698,016
                                                 ==============


    Mortgages payable                           $     8,147,287
    Other liabilities                                   203,650
    Partners' capital                                   347,079
                                                 --------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                          $     8,698,016
                                                 ==============


       STATEMENT OF OPERATIONS

    Revenue                                     $     1,704,227
    Less:   Operating expenses                          736,955
            Other expenses                              710,164
            Depreciation                                467,894
                                                 --------------

    NET LOSS                                    $(      210,786)
                                                  =============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                         Lake Cook
                                                                          Office
                                                                         Development
                                                                       --------------
                                                                            (d)
       BALANCE SHEET
    Real estate - net of
     accumulated depreciation
    Current assets
    Other assets

    TOTAL ASSETS


    Mortgages payable
    Other liabilities
    Partners' deficit

    TOTAL LIABILITIES AND
     PARTNERS' DEFICIT


       STATEMENT OF OPERATIONS

    Revenue
    Less:   Operating expenses
            Other expenses
            Depreciation

    NET LOSS


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


         YEAR ENDED DECEMBER 31, 1994:

                                                                            Crow-
                                                                           Commerce               203 N.
                                                                          Park North            LaSalle St.
                                                   Apollo                Retail, Ltd.            Partnership
                                                -----------            --------------         --------------
                                                    (d)                    (a)(c)                  (a)(c)
     BALANCE SHEET

    Real estate - net of
     accumulated depreciation                                          $    7,684,825         $   35,252,805
    Current assets                                                          2,531,499              2,876,917
    Other assets                                                              104,662              5,554,588
                                                                        -------------          -------------

    TOTAL ASSETS                                                       $   10,320,986         $   43,684,310
                                                                        =============          =============


    Mortgages payable                                                  $    9,710,770         $  103,882,052
    Other liabilities                                                       1,520,198             12,777,232
    Partners' deficit                                                  (      909,982)        (   72,974,974)
                                                                        -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' DEFICIT                                                 $   10,320,986         $   43,684,310
                                                                        =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                                            $    1,203,346         $   14,960,475
    Less:   Operating expenses                                                626,123              7,996,915
            Other expenses                                                    608,390              6,680,352
            Depreciation                                                      271,604              4,990,596
                                                                        -------------          -------------

    NET LOSS                                                           $(     302,771)        $(   4,707,388)
                                                                         ============           ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                Sun Pointe
                                                    Rosemont              XXI Office              Place
                                                     28                     Plaza                Limited
                                                   Associates             Associates            Partnership
                                                ---------------        --------------         --------------
                                                      (d)                  (b)                    (a)
       BALANCE SHEET

    Real estate - net of
     accumulated depreciation                                          $    6,327,158         $    2,576,224
    Current assets                                                            807,169                 68,951
    Other assets                                                                8,813                 15,137
                                                                        -------------          -------------

    TOTAL ASSETS                                                       $    7,143,140         $    2,660,312
                                                                        =============          =============


    Mortgages payable                                                  $    3,268,622         $        -
    Other liabilities                                                       1,124,455                228,393
    Partners' capital                                                       2,750,063              2,431,919
                                                                        -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                                                 $    7,143,140         $    2,660,312
                                                                        =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                                            $    2,740,956         $      548,916
    Less:   Operating expenses                                              1,061,887                553,967
            Other expenses                                                    708,165                  3,898
            Depreciation                                                      393,960                178,634
                                                                        -------------          -------------

    NET INCOME (LOSS)                                                  $      576,944         $(     187,583)
                                                                        =============           ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                    2221 Camden             M&J/Fort
                                                    Court                    Myers                M&J/Grove
                                                   Office                   Limited              Limited
                                                   Building               Partnership           Partnership
                                                ---------------        --------------         --------------
                                                     (a)                  (a)(c)                   (a)
       BALANCE SHEET

    Real estate - net of
     accumulated depreciation                   $     7,444,964        $   20,058,882         $   10,967,814
    Current assets                                      476,699             1,104,305                119,687
    Other assets                                        392,562                80,919                204,113
                                                 --------------         -------------          -------------

    TOTAL ASSETS                                $     8,314,225        $   21,244,106         $   11,291,614
                                                 ==============         =============          =============


    Mortgages payable                           $     8,327,483        $   16,545,551         $    9,144,856
    Other liabilities                                   248,551             6,981,624              1,022,837
    Partners' capital (deficit)                 (       261,809)       (    2,283,069)             1,123,921
                                                 --------------         -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL (DEFICIT)                $     8,314,225        $   21,244,106         $   11,291,614
                                                 ==============         =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                     $     1,673,572        $      515,040         $    1,180,717
    Less:   Operating expenses                          857,457               728,152                791,220
            Other expenses                              753,566             2,326,691                842,349
            Depreciation                                473,944               589,790                286,922
                                                 --------------         -------------          -------------

    NET LOSS                                    $(      411,395)       $(   3,129,593)        $(     739,774)
                                                  =============          ============           ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                         Lake Cook
                                                                          Office
                                                                         Development
                                                                       --------------
                                                                           (a)
       BALANCE SHEET

    Real estate - net of
     accumulated depreciation                                          $    3,151,460
    Current assets                                                            149,223
    Other assets                                                               62,129
                                                                        -------------

    TOTAL ASSETS                                                       $    3,362,812
                                                                        =============


    Mortgages payable                                                  $    8,427,988
    Other liabilities                                                         261,156
    Partners' deficit                                                  (    5,326,332)
                                                                        -------------

    TOTAL LIABILITIES AND
     PARTNERS' DEFICIT                                                 $    3,362,812
                                                                        =============


       STATEMENT OF OPERATIONS

    Revenue                                                            $    1,314,991
    Less:   Operating expenses                                                673,511
            Other expenses                                                    523,535
            Depreciation                                                      178,753
                                                                        -------------

    NET LOSS                                                           $(      60,808)
                                                                         ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    YEAR ENDED DECEMBER 31, 1993:

                                                                                                   Crow-
                                                                            Quorum                Commerce
                                                                          Business               Park North
                                                    Apollo                 Center               Retail, Ltd.
                                                --------------         --------------         --------------
                                                      (a)                 (a)(c)                  (a)(c)
    BALANCE SHEET
    Real estate - net of
     accumulated depreciation                   $     1,224,581        $        -             $    7,962,079
    Current assets                                      210,576                 -                  2,002,781
    Other assets                                         21,625                 -                    183,531
                                                 --------------         -------------          -------------

    TOTAL ASSETS                                $     1,456,782        $        -             $   10,148,391
                                                 ==============         =============          =============


    Mortgages payable                           $     3,550,624        $        -             $    9,710,770
    Other liabilities                                   225,369                 -                  1,032,672
    Partners' deficit                           (     2,319,211)                -             (      595,051)
                                                 --------------         -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' DEFICIT                          $     1,456,782        $        -             $   10,148,391
                                                 ==============         =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                     $       666,273        $      192,568         $    1,272,048
    Less:   Operating expenses                          656,440               147,255                600,641
            Other expenses                               94,503                 -                    965,540
            Depreciation                                155,988                97,899                271,453
                                                 --------------         -------------          -------------

    NET LOSS                                    $(      240,658)       $(      52,586)        $(     565,586)
                                                  =============          ============           ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                 Park 100
                                                     203 N.               Park 100               Mortgage
                                                  LaSalle St.              Joint                 Investors
                                                  Partnership             Venture                  Ltd.
                                                ---------------        --------------         --------------
                                                      (a)                 (e)                     (e)
       BALANCE SHEET
    Real estate - net of
     accumulated depreciation                   $    38,324,130
    Current assets                                      890,087
    Other assets                                      8,050,488
                                                 --------------

    TOTAL ASSETS                                $    47,264,705
                                                 ==============


    Mortgages payable                           $   108,882,052
    Other liabilities                                 6,650,239
    Partners' deficit                           (    68,267,586)
                                                 --------------

    TOTAL LIABILITIES AND
     PARTNERS' DEFICIT                          $    47,264,705
                                                 ==============


       STATEMENT OF OPERATIONS

    Revenue                                     $    14,164,267
    Less:   Operating expenses                        9,786,984
            Other expenses                            6,261,563
            Depreciation                              3,214,398
                                                 --------------

    NET LOSS                                    $(    5,098,678)
                                                  =============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.
    (e) Investment was exchanged for interest in Duke Realty Limited Partnership in 1994.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                     343
                                                   Rosemont               Rosemont               XXI Office
                                                    Limited                 28                     Plaza
                                                  Partnership            Associates              Associates
                                                ---------------        --------------         --------------
                                                     (a)(c)                 (a)                    (b)
       BALANCE SHEET

    Real estate - net of
     accumulated depreciation                   $         -            $    1,909,955         $    5,261,783
    Current assets                                        -                     -                  1,156,583
    Other assets                                          -                     -                      -
                                                 --------------         -------------          -------------

    TOTAL ASSETS                                $         -            $    1,909,955         $    6,418,366
                                                 ==============         =============          =============


    Mortgages payable                           $         -            $       19,333         $    3,503,265
    Other liabilities                                     -                     3,197                406,982
    Partners' capital                                     -                 1,887,425              2,508,119
                                                 --------------         -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL                          $         -            $    1,909,955         $    6,418,366
                                                 ==============         =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                     $       591,266        $        -             $    2,632,234
    Less:   Operating expenses                          761,812                50,205              1,076,273
            Other expenses                               42,077                 -                    714,082
            Depreciation                                303,878                 -                    382,089
                                                 --------------         -------------          -------------

    NET INCOME (LOSS)                           $(      516,501)       $(      50,205)        $      459,790
                                                  =============          ============          =============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                  Sun Pointe             2221 Camden              M&J/Fort
                                                     Place                 Court                   Myers
                                                    Limited               Office                  Limited
                                                  Partnership            Building               Partnership
                                                ---------------        --------------         --------------
                                                     (a)                   (a)                    (a)(c)
       BALANCE SHEET
    Real estate - net of
     accumulated depreciation                   $     2,584,680        $    7,804,601         $   24,233,138
    Current assets                                       43,806               520,131                 79,326
    Other assets                                         10,826               438,549              1,346,668
                                                 --------------         -------------          -------------

    TOTAL ASSETS                                $     2,639,312        $    8,763,281         $   25,659,132
                                                 ==============         =============          =============


    Mortgages payable                           $         -            $    8,418,800         $   22,866,467
    Other liabilities                                    19,810               209,786              7,096,148
    Partners' capital (deficit)                       2,619,502               134,695         (    4,303,483)
                                                 --------------         -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL (DEFICIT)                $     2,639,312        $    8,763,281         $   25,659,132
                                                 ==============         =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                     $       624,139        $    1,682,188         $      830,174
    Less:   Operating expenses                          525,306               753,554              1,037,606
            Other expenses                                -                   794,603              2,636,007
            Depreciation                                191,260               469,068                606,738
                                                 --------------         -------------          -------------

    NET LOSS                                    $(       92,427)       $(     335,037)        $(   3,450,177)
                                                  =============          ============           ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                         M&J/Grove              Lake Cook
                                                                         Limited                  Office
                                                                        Partnership            Development
                                                                       --------------         --------------
                                                                             (a)                  (a)(c)
       BALANCE SHEET

    Real estate - net of
     accumulated depreciation                                          $   11,035,652         $    5,269,831
    Current assets                                                            512,817                 95,086
    Other assets                                                              210,796                457,232
                                                                        -------------          -------------

    TOTAL ASSETS                                                       $   11,759,265         $    5,822,149
                                                                        =============          =============


    Mortgages payable                                                  $    9,458,441         $    8,483,751
    Other liabilities                                                         388,301              4,033,035
    Partners' capital (deficit)                                             1,912,523         (    6,694,637)
                                                                        -------------          -------------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL (DEFICIT)                                       $   11,759,265         $    5,822,149
                                                                        =============          =============


       STATEMENT OF OPERATIONS

    Revenue                                                            $    1,433,335         $      377,526
    Less:   Operating expenses                                                761,179                931,577
            Other expenses                                                    918,892                259,527
            Depreciation                                                      281,609                145,144
                                                                        -------------          -------------

    NET LOSS                                                           $(     528,345)        $(     958,722)
                                                                         ============           ============


    (a)  Based upon unaudited financial statements.
    (b)  Based upon audited financial statements.
    (c)  Investment is stated at zero.
    (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    DB/F Office Limited Partnership

    The Partnership had invested a total of $1,605,000 to obtain a 54.87% interest in DB/F Office Limited Partnership, which is a 98.04% general partner in Deerfield Beach Quorum Associates, which owned an office building in Deerfield Beach, Florida. In addition to the partnership investment, the Partnership had a loan receivable of $405,176. During 1993, the property was foreclosed and the partnership was liquidated. The loan receivable was reserved in full in 1992 and was written off in 1993.


    First Ron Venture

    In April 1978, the Partnership invested $260,000 to obtain a one-third interest in First Ron Venture, which has a 38% interest in Apollo Associates, which owns an apartment complex in Oklahoma City, Oklahoma. Although First Ron Venture is entitled to a cumulative annual priority distribution of cash flow of which the Partnership's share is $23,490, the property has not generated sufficient cash flow for the past several years to make distributions. The investment is being carried at zero. On December 31, 1993, the Partnership acquired a 3.831% interest in First Apollo Associates, which holds a one-third interest in First Ron Venture (see Page 38).


    Hawdel Limited Partnership I and III

    To date, the Partnership has invested $1,320,000 to obtain 18.03% interests in Hawdel I and III Limited Partnerships, which own the 2221 Camden Court Office Building located in Oak Brook, Illinois. The Partnership is entitled to a 10% cumulative priority cash flow return on invested capital. In addition to the investment, the Partnership has a note receivable of $295,161 from Hawdel Limited Partnership I and III (see Note 4).


    M&J/Fort Myers Limited Partnership

    In March 1987, the Partnership invested $1,000,000 to obtain a 12.16% interest in M&J/Fort Myers Limited Partnership, which owns Metro Mall located in Fort Myers, Florida. In the event of a sale or refinancing, the Partnership is entitled to a cash distribution priority equal to the original investment in the partnership. In addition to the partnership investment, the Partnership had a $5,282,050 loan receivable from M&J/Fort Myers Limited Partnership (see Note 4). On December 31, 1993, the Partnership's loan receivable and related accrued interest were exchanged for a 5% limited partnership interest in M&J/Fort Myers Limited Partnership.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    During 1990, the Partnership transferred all of its partnership interest in M&J/Fort Myers Limited Partnership to Metro Class A Investors Limited Partnership, a limited partnership in which the Partnership owns a 95% residual partnership interest. On December 31, 1993, the Partnership acquired a 1.26% interest in M&J/Fort Myers Limited Partnership and a 3.52% interest in Wilkow/Metro Partners L.P., a partner of M&J/Fort Myers Limited Partnership (see Page 38).

    During 1994, the Partnership sold its partnership interest to an unrelated third party for nominal consideration.


    M&J/Largo Limited Partnership

    The Partnership invested a total of $694,227 to acquire a 25.1% interest in M&J/Largo Limited Partnership, which owns 91.12% of Sun Pointe Place Limited Partnership, which developed and owns a 140 one-bedroom unit apartment complex located in Largo, Florida. The Partnership is entitled to a cumulative cash flow priority of 8% on invested capital. M&J/Largo has a put, which expires January 31, 1998, to Sun Pointe Place Limited Partnership for a specified withdrawal price which would net the Partnership a total of $396,900.


    M&J/Quorum Associates

    The Partnership has invested a total of $2,295,000 to obtain a 64.35% interest in M&J/Quorum Associates, which is a 66.29% limited partner in the Quorum Limited Partnership, which is a 50% general partner in Crow-Commerce Park North Retail, Ltd., which developed a shopping center in Houston, Texas. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. In addition to the partnership investment, the Partnership has a loan receivable of $113,663 which was written off at December 31, 1995, as a result of the mortgage lien being foreclosed during April 1995 (see Notes 4 and 11). This investment is being carried at zero.


    M&J/Westwood Limited Partnership

    In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M&J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 260-unit all suites hotel and corporate rental project in Orlando, Florida, known as Tango Bay Suites Resort. On December 31, 1993, the Partnership acquired an additional 2.19% interest in M&J/Westwood (see Page 38).

    In March 1993, the Partnership acquired a 63.64% undivided interest in Tango Bay Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Tango Bay Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Tango Bay Suites for an undivided interest in the 209 W. Jackson

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 1995, from Tango Bay Suites (see
    Note 4).

    The Partnership's undivided interest in Tango Bay Suites is combined with its effective interest in The Villas at Monterey Limited Partnership and included in the accompanying consolidated financial statements.


    North LaSalle Street Limited Partnership

    Through 1987, the Partnership had invested a total of $962,991 to obtain a 6.42% interest in North LaSalle Street Limited Partnership, which owns a 63% general partnership interest in 203 North LaSalle Street Partnership, which owns a 547,641 square foot, 15-story office building built on the air rights above the twelfth story of the 203 North LaSalle Street Building parking garage at the same address in Chicago, Illinois. The Partnership's interest was diluted to 3.21% on January 1, 1988, due to the exercise of an option by an affiliate of an existing partner. The Partnership's interest was further diluted to 2.824% as a result of issuance of additional units during 1991 and 1992 to which the Partnership did not participate.

    On December 31, 1994, the Partnership transferred its partnership interest for nominal consideration to an unrelated third party, resulting in a loss on disposition of $962,991.


    Duke Realty Limited Partnership

    Prior to October 1993, the Partnership owned a 69.42% interest in Park 100 Equity Investors Limited Partnership and a 55.07% limited partnership interest in Park 100 Mortgage Investors Limited Partnership. Both of these limited partnerships held indirect ownership interests in Park 100, an industrial park in Indianapolis, Indiana, which was developed by Duke Associates. Duke Associates also maintained a significant ownership interest in the property. On October 4, 1993, Park 100 was conveyed to an operating partnership (the "UPREIT") owned by Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange, together with more than 100 other properties, in return for the issuance of units of partnership interest in the operating partnership which, eventually, will be convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of this transaction, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

    On December 31, 1993, the Partnership acquired an additional 1.77% interest in Park 100 Equity Investors Limited Partnership and an additional 6.78% interest in Park 100 Mortgage Investors Limited Partnership. The Partnership also acquired a 5.52% interest in M&J/Two Market Associates, which also holds an indirect interest in the real estate investment trust (see Page 38).

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    On December 2, 1994, the Partnership redeemed its interest in the above three partnerships for a direct ownership in the UPREIT. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT which, eventually, will be convertible on a one-for-one basis, to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see Note 10).


    Rosemont 28 Limited Partnership

    The Partnership has invested a total of $732,014 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of land held for development in Orlando, Florida. Net cash flow and residual proceeds are distributed in accordance with the partners' respective interests.


    S & S Venture

    On December 31, 1993, the Partnership acquired a 6.67% interest in S & S Venture, which owned a 51,000 square foot industrial building in Lincoln, Rhode Island. On March 15, 1995, S & S Venture closed a transaction which coupled the sale of its property with a settlement of the obligations of the tenant under its lease and resulted in a gain to the Partnership of $34,290.


    XXI Office Plaza Associates

    In February 1981, the Partnership invested $525,000 to obtain a 13.91% interest in XXI Office Plaza Associates, which owns an office plaza in Germantown, Maryland. As a "Class A" limited partner, the Partnership is entitled, on a noncumulative basis, to a priority distribution from available cash flow of $41,580. On December 31, 1993, the Partnership acquired an 8.28% interest in 21st M&J Venture, which has a 16% interest in XXI Office Plaza Associates. The Partnership also acquired a 7.59% interest in Orhow Associates, which has a 12.2% interest in XXI Office Plaza Associates (see Page 38). In addition to the investment, the Partnership has a note receivable of $27,814 from XXI Office Plaza Associates (see Note 4).

    On February 1, 1996, a tenant occupying approximately 40% of the leasable area vacated the building. XXI Office Plaza Associates is currently soliciting tenants to lease the vacant space.


    M&J/Grove Limited Partnership

    The Partnership had invested a total of $931,000 to obtain a 21.91% interest in M&J/Grove Limited Partnership, which owns an office complex in Wheaton, Illinois. As a "Class A" limited partner, the Partnership is entitled to cumulative cash priority of 8%. On December 31, 1993, the Partnership acquired an additional 1.17% interest in M&J/Grove Limited Partnership (see Page 38).

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



    L-C Office Partnership IV

    Prior to December 31, 1993, the Partnership had a 73.34% ownership interest in L-C Office Partnership IV Limited Partnership, which holds a 92.565% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake-Cook IV"), which owned an office building/conference center in Deerfield, Illinois.

    In January 1993, L-C Office Partnership IV's subsidiary entered into an agreement to exchange its ownership of Lake Cook Office Centre - Building IV for the right to receive similar property prior to July 1993. The ownership interest in Building IV was transferred pursuant to the agreement to the exchange agent in January 1993.

    In July 1993, Lake-Cook IV exercised its right to receive property under the exchange agreement and acquired a 58.50% undivided interest in Dover Farms Apartments, a 300-unit apartment complex located in a suburb of Cleveland, Ohio. Under the terms of the co-tenancy agreement, Lake-Cook IV is required to make future advances to the property totaling $102,375. The Partnership has a loan payable of $50,000 to Dover Farms Apartments bearing interest at prime and payable on demand.

    On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV (see Page 38). On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake Cook Office Development - Building Four Limited Partnership. In addition to the investment, the Partnership has a note receivable of $14,589 from Lake Cook Office Development - Building Four Limited Partnership.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    CONSOLIDATED PARTNERSHIPS

    M&J/Sheridan Limited Partnership

    During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in the M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. The financial position and results of operations at December 31, 1995, are included in the accompanying consolidated financial statements. In addition to the investment, the Partnership has a note receivable of $265,000 at December 31, 1995, from M&J/Sheridan Limited Partnership.


    M&J/Freeport Limited Partnership

    The Partnership has invested a total of $5,139,000 to obtain a 68.52% limited partnership interest in M&J/Freeport Limited Partnership, which is a 94.05% limited partner in Freeport Office Partners Limited, which owns an office building in Dallas, Texas. The Partnership, as a Class A Limited Partner, is entitled to a cumulative priority cash flow of 9% of its paid-in capital contributions and additional cash flow if cash flow exceeds the priorities of all partners. The Partnership's effective ownership percentage of the operating property was 28% from October 1, 1987, through November 14, 1987. The consolidated accounts of M&J/Freeport Limited Partnership are included in the consolidated statements of the Partnership as of November 15, 1987. Prior to November 15, 1987, the investment was accounted for under the equity method. In September 1989, M&J/Freeport Limited Partnership's interest in Freeport Office Partners Limited was reduced to 94.05% as a result of the admission of a new partner to the partnership. In addition to the investment, the Partnership has a note receivable of $1,730,000 at December 31, 1995, from Freeport Office Partners Limited. On December 31, 1993, the Partnership acquired an additional 0.33% interest in M&J/Freeport Limited Partnership (see Page
    38). The financial position and results of operations at December 31, 1995, are included in the accompanying consolidated financial statements. The property was sold on January 18, 1996 (see Note 12). A provision for loss in book value of $1,400,000 equal to the estimated loss to the Partnership on the disposition of the property is recognized in 1995 (see
    Note 11).


    M&J/Retail Limited Partnership

    The Partnership has invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in ten strip shopping centers in the metropolitan Chicago area and two partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail (see Page 38). On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    During 1988, the Partnership invested $3,110,000 to obtain a 99% interest in M&J/Harlem Mortgage Limited Partnership, which funded a $3,100,000 first mortgage on a shopping center located in Oak Park, Illinois. The first mortgage was partially funded by $2,000,000 of loans payable to certain limited partners and the general partners bearing interest at 8.5% per annum. The loans were repaid in January 1994. On August 18, 1993, M&J/Harlem Mortgage Limited Partnership became Mortgagee in Possession of the Harlem North Shopping Plaza. On October 13, 1993, a Judgement of Foreclosure was entered in the Circuit Court of Cook County, Illinois for M&J/Harlem Mortgage Limited Partnership. On December 30, 1993, M&J/Harlem Mortgage Limited Partnership financed the property with a first mortgage of $2,362,500, bearing interest at 7.85% per annum. The mortgage matures January 1, 1999. On December 31, 1993, the Partnership sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail for $3,150,000. No gain or loss was recognized on the sale.

    On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,124,109 of a total initial capital requirement of $1,251,000, with, potentially, an additional capital requirement of $124,000 to cover unanticipated contingencies. Additional contributions of $25,532 made through December 31, 1995, increased the total capital investment to $1,149,641. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $80,951 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J (see Note 4). The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow.

    On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% Class A interest in M&J/Crossroads Limited Partnership. The balance of $303,000 of the total $600,000 required capital for Class A investors was also financed by M&J/Retail, resulting in a receivable from the other investors for their respective share of capital contributions (see Note 4).

    The financial position and results of operations at December 31, 1995, are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1995:

                                                      Freeport               M&J/                  M&J/
                                                      Office               Sheridan               Retail
                                                      Partners             Limited                Limited
                                                      Limited            Partnership            Partnership
                                                 ----------------      ---------------        --------------
        BALANCE SHEET
     Real estate - net of
        accumulated depreciation                 $      8,328,075      $     2,906,108        $   19,221,742
     Current assets                                        66,480               14,775               894,027
     Other assets                                         182,295               37,130               442,304
                                                  ---------------       --------------         -------------

     TOTAL ASSETS                                $      8,576,850      $     2,958,013        $   20,558,073
                                                  ===============       ==============         =============


     Mortgages payable                           $      5,185,580      $     1,545,802        $   16,337,894
     Other long-term payables                           3,730,000              265,000               608,333
     Current liabilities                                1,201,446               59,975             1,245,725
     Minority interest                                     41,499      (        79,993)            1,617,851
     Partners' capital (deficit)                 (      1,581,675)           1,167,229               748,270
                                                  ---------------       --------------         -------------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL (DEFICIT)               $      8,576,850      $     2,958,013        $   20,558,073
                                                  ===============       ==============         =============


        STATEMENT OF OPERATIONS

     Revenue                                     $      1,417,320      $       381,346        $    4,042,911
     Less:  Operating expenses                            929,202              202,057             2,216,168
            Other expenses                              2,345,203              182,398             1,400,034
            Depreciation                                  437,245              121,217               518,583
            Minority interest                     (       219,384)     (        13,315)        (     148,215)
                                                   --------------       --------------          ------------

     NET INCOME (LOSS)                           $(     2,074,946)     $(      111,011)       $       56,341
                                                   ==============        =============         =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1994:

                                                      Freeport               M&J/                  M&J/
                                                      Office               Sheridan               Retail
                                                      Partners             Limited                Limited
                                                      Limited            Partnership            Partnership
                                                 ----------------      ---------------        --------------
        BALANCE SHEET
     Real estate - net of
        accumulated depreciation                 $     10,063,225      $     3,001,201        $   19,580,503
     Current assets                                       207,137                5,647               839,797
     Other assets                                         231,665               54,360               417,513
                                                  ---------------       --------------         -------------

     TOTAL ASSETS                                $     10,502,027      $     3,061,208        $   20,837,813
                                                  ===============       ==============         =============


     Mortgages payable                           $      5,200,000      $     1,558,634        $   15,700,654
     Other long-term payables                           3,560,000              180,000               106,592
     Current liabilities                                  987,874              111,011             1,162,362
     Minority interest                                    260,883      (        66,677)            1,393,281
     Partners' capital                                    493,270            1,278,240             2,474,924
                                                  ---------------       --------------         -------------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                         $     10,502,027      $     3,061,208        $   20,837,813
                                                  ===============       ==============         =============


        STATEMENT OF OPERATIONS

     Revenue                                     $      1,486,882      $       327,414        $    3,769,062
     Less:  Operating expenses                            952,854              184,223             1,818,455
            Other expenses                                915,318              162,101             1,287,773
            Depreciation                                  437,824              111,920               524,083
            Minority interest                    (        249,797)     (        14,012)               53,234
                                                  ---------------       --------------         -------------

     NET INCOME (LOSS)                           $(       569,317)     $(      116,818)       $       85,517
                                                   ==============        =============         =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1993:


                                                                                                   M&J/
                                                                          Freeport                Harlem
                                                                          Office                 Mortgage
                                                                          Partners               Limited
                                                                          Limited              Partnership
                                                                       --------------         --------------
        BALANCE SHEET
     Real estate - net of
        accumulated depreciation                                       $   10,263,688         $    3,065,125
     Current assets                                                           202,856              2,442,207
     Other assets                                                             177,296                 53,958
                                                                        -------------          -------------

     TOTAL ASSETS                                                      $   10,643,840         $    5,561,290
                                                                        =============          =============


     Mortgages payable                                                 $    5,200,000         $    2,362,500
     Other long-term payables                                               3,110,000              2,000,000
     Current liabilities                                                      760,573                251,574
     Minority interest                                                        510,680                  9,081
     Partners' capital                                                      1,062,587                938,135
                                                                        -------------          -------------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                                               $   10,643,840         $    5,561,290
                                                                        =============          =============


        STATEMENT OF OPERATIONS

     Revenue                                                           $    1,427,088         $       17,735
     Less:  Operating expenses                                                889,198                111,294
            Other expenses                                                    883,060                120,515
            Depreciation                                                      436,968                 34,875
            Minority interest                                          (      236,282)        (        2,489)
                                                                        -------------          -------------

     NET LOSS                                                          $(     545,856)        $(     246,460)
                                                                         ============           ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                           M&J/                   M&J/
                                                                         Sheridan                Retail
                                                                          Limited                Limited
                                                                         Partnership           Partnership
                                                                       --------------         --------------
        BALANCE SHEET
     Real estate - net of
       accumulated depreciation                                        $    2,856,900         $   16,974,696
     Current assets                                                            59,477              1,175,714
     Other assets                                                              55,665                282,720
                                                                        -------------          -------------

     TOTAL ASSETS                                                      $    2,972,042         $   18,433,130
                                                                        =============          =============


     Mortgages payable                                                 $    1,570,221         $   13,610,527
     Current liabilities                                                       59,428              1,780,365
     Minority interest                                                 (       52,665)             1,429,666
     Partners' capital                                                      1,395,058              1,612,572
                                                                        -------------          -------------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                                               $    2,972,042         $   18,433,130
                                                                        =============          =============


        STATEMENT OF OPERATIONS

     Revenue                                                           $      305,628         $    3,165,720
     Less:  Operating expenses                                                189,135              1,440,532
            Other expenses                                                    161,538              1,184,888
            Depreciation                                                      110,976                443,798
            Minority interest                                          (       16,710)                42,202
                                                                        -------------          -------------

     NET INCOME (LOSS)                                                 $(     139,311)        $       54,300
                                                                         ============          =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4 -  LOANS RECEIVABLE - OTHER

                                                                                      1995                   1994
                                                                                  ------------           ------------
             Tango Bay Suites
             Unsecured promissory note bearing interest at 1% over
             prime issued in connection with Tango Bay Suites located
             in Orlando, Florida.  The note is due on demand (see Note 3).         $    731,124           $    688,574

             M&J/Quorum Associates
             Unsecured promissory note bearing interest at prime issued in connection with the Quorum Shopping Center located in
             North Houston, Texas.  The note is due on December 31,
             1999 (see Note 3).  As of December 31, 1995, the entire
             balance was written off.
                                                                                         -                    113,663

             Lake Cook Office Development - Building Four Limited
             Partnership
             Unsecured promissory note bearing interest at 2% over
             prime issued in connection with the Dover Farms Apartments located in North Royalton, Ohio.  The note is due on
             demand or, if demand is not sooner made, on March 31,
             1998.                                                                      14,589                 14,589

             Hawdel Limited Partnership and Hawdel Limited Partnership
             III
             Unsecured promissory note bearing interest at 7.52% issued in connection with the Camden Place Office Building
             located in Oak Brook, Illinois.  The note is due on July
             18, 2004.                                                                 295,161                314,516

             XXI Office Plaza Associates
             Unsecured promissory note bearing interest at prime issued in connection with Century XXI Office Plaza located in
             Germantown, Maryland.  The note is due on December 31,
             1999.                                                                      27,814                 27,814

             Northlake Tower Corporation
             Promissory note bearing interest at prime, secured by
             Northlake Tower Corporation's partnership interests in
             Northlake Tower Limited Partnership and BSRT/M&J Northlake
             Limited Partnership.  The note is due on demand or, if
             demand is not sooner made, on December 31, 1999.
                                                                                        80,951                  -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                      1995                   1994
                                                                                  ------------           ------------
             Second Wilkow Venture
             Unsecured promissory note bearing interest at prime and
             payable on demand, issued in connection with the
             acquisition of a partnership interest in M&J/Crossroads
             Limited Partnership.                                                 $    200,000           $      -

             First Candlewick Associates
             Unsecured promissory note bearing interest at prime and
             payable on demand, issued in connection with the
             acquisition of a partnership interest in M&J/Crossroads
             Limited Partnership.                                                       45,000                  -

             222 Fee Associates
             Unsecured promissory note bearing interest at prime and
             payable on demand, issued in connection with the
             acquisition of a partnership interest in M&J/Crossroads
             Limited Partnership.                                                       30,000                  -

             5601 N. Sheridan Associates
             Unsecured promissory note bearing interest at prime and
             payable on demand, issued in connection with the
             acquisition of a partnership interest in M&J/Crossroads
             Limited Partnership.                                                       22,000                  -

             Crossroads of Roseville Corporation
             Unsecured promissory note bearing interest at prime and
             payable on demand, issued in connection with the
             acquisition of a partnership interest in M&J/Crossroads
             Limited Partnership.                                                        6,000                  -
                                                                                   -----------            -----------

                                                                                     1,452,639              1,159,156
             Less reserve for M&J/Quorum Associates                                      -                    113,663
                                                                                   -----------            -----------

                  Total                                                           $  1,452,639           $  1,045,493
                                                                                   ===========            ===========


5 -  CERTIFICATES OF DEPOSIT

    Certificates of deposit include maturities through April 24, 1996, with interest ranging from 5.60% to 5.92%, and represent temporary investments.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


6 -  MORTGAGES PAYABLE

    The mortgages payable at December 31, 1995, consist of:

                                                                       OUTSTANDING
                                           ORIGINAL                      BALANCE
                                           PRINCIPAL      MONTHLY      DECEMBER 31,
                                            AMOUNT        PAYMENTS         1995
                                           ---------      --------    -------------
    180 North Michigan, 8.50%
      due monthly to September 1,
      2001 (h)                           $ 6,733,888     $ 47,698      $ 6,733,888
    Naperville Office Court,
      8.875% due monthly to
      May 1, 1998 (b)                      3,000,000       24,025        2,797,596
    8505 Freeport Building,
      9.00% due monthly to
      July 31, 2000 (c)                    5,200,000       41,841        5,185,580
    Highland Park Medical
      Building, 10.25% due monthly
      to October 1, 1996 (a)               1,600,000       14,333        1,545,802
    Oak Lawn Promenade,
      8.25% due monthly to
      December 31, 1996 (d)(j)             3,175,000       24,143        2,878,380
    Oak Lawn Square,
      8.25% due monthly to
      December 31, 1996 (e)(j)               890,000        6,995          833,994
    Broadway - Berwyn, 8.20% due
      monthly to July 31, 2000 (k)         2,750,000       23,346        2,731,597
    Irving - Kimball, 8.875% due
      monthly to May 1, 1998 (i)           1,450,000       11,725        1,365,188
    Melrose - Kimball, 8.875% due
      monthly to May 1, 1998 (m)           1,250,000       10,108        1,176,885


                                                                        PRINCIPAL PAYMENTS
                                       -----------------------------------------------------------------------------------
                                                                 DURING YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                         1996          1997         1998          1999         2000        THEREAFTER
                                       ---------     ---------    ---------     ---------    ---------     ----------
    180 North Michigan, 8.50%
      due monthly to September 1,
      2001 (h)                       $   19,713      $83,163     $  90,513      $ 98,514      $  107,222      $6,334,763
    Naperville Office Court,
      8.875% due monthly to
      May 1, 1998 (b)                    41,682       45,535     2,710,379         -               -              -
    8505 Freeport Building,
      9.00% due monthly to
      July 31, 2000 (c)                  36,887       40,347        44,132        48,272       5,015,942          -
    Highland Park Medical
      Building, 10.25% due monthly
      to October 1, 1996 (a)          1,545,802        -             -             -               -              -
    Oak Lawn Promenade,
      8.25% due monthly to
      December 31, 1996 (d)(j)        2,878,380        -             -             -               -              -
    Oak Lawn Square,
      8.25% due monthly to
      December 31, 1996 (e)(j)          833,994        -             -             -               -              -
    Broadway - Berwyn, 8.20% due
      monthly to July 31, 2000 (k)       63,393       63,713        69,139        75,026       2,460,326          -
    Irving - Kimball, 8.875% due
      monthly to May 1, 1998 (i)         20,354       22,235     1,322,599         -               -              -
    Melrose - Kimball, 8.875% due
      monthly to May 1, 1998 (m)         17,550       19,172     1,140,163         -               -              -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                     OUTSTANDING
                                            ORIGINAL                   BALANCE
                                           PRINCIPAL     MONTHLY     DECEMBER 31,
                                             AMOUNT      PAYMENTS       1995
                                           ---------     --------   -------------
    Archer - Central, 8.875% due
      monthly to May 1, 1998 (n)         $ 2,200,000     $ 17,789     $ 2,071,370
    Diversey and Sheffield, 7.875%
      due monthly to April 1, 1999(l)      2,000,000       14,938       1,909,248
      111th and Western,
      8.25% due May 1, 1999 (f)              618,000        5,266         597,435
    Evergreen Commons, 8.25% due
      May 1, 1999 (g)                        530,000        4,516         512,363
    Harlem North Shopping Center,
      7.85% due monthly to January 1,
      1999 (o)                             2,362,500       19,541       2,261,434
    Waterfall Plaza, 7.96% due monthly
      to September 30, 1999 (p)(q)         2,100,000       12,232       1,842,152
    47th and Halsted, 7% due monthly
      to December 31, 2003 (r)             1,800,000         (r)        1,680,000
    47th and Halsted, 4.96% due
      at maturity on December 31,
      2002 (s)                               600,000        2,480         600,000
                                                                          -------

    TOTAL                                                              36,722,912


    Unamortized debt forgiveness
      income on 180 North Michigan
      Avenue mortgage (h)                                                 401,981
                                                                          -------

    TOTAL OUTSTANDING MORTGAGE BALANCE                               $ 37,124,893
                                                                      ===========



                                                                 PRINCIPAL PAYMENTS
                                           ----------------------------------------------------------------------------------
                                                            DURING YEAR ENEDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                             1996           1997         1998          1999            2000       THEREAFTER
                                           ---------      ---------    ---------     ---------       ---------  -------------
    Archer - Central, 8.875% due
      monthly to May 1, 1998 (n)           $  30,780      $ 33,723   $ 2,006,867    $    -          $    -         $    -
    Diversey and Sheffield, 7.875%
      due monthly to April 1, 1999(l)         29,967        32,417        35,062     1,811,802           -              -
      111th and Western,
      8.25% due May 1, 1999 (f)               14,439        15,676        17,020       550,300           -              -
    Evergreen Commons, 8.25% due
      May 1, 1999 (g)                         12,383        13,444        14,596       471,940           -              -
    Harlem North Shopping Center,
      7.85% due monthly to January 1,
      1999 (o)                                59,064        63,870        69,069     2,069,431           -              -
    Waterfall Plaza, 7.96% due monthly
      to September 30, 1999 (p)(q)             -             -             -         1,842,152           -              -
    47th and Halsted, 7% due monthly
      to December 31, 2003 (r)                60,000        60,000        60,000        93,000          96,000      1,311,000
    47th and Halsted, 4.96% due
      at maturity on December 31,
      2002 (s)                                 -             -             -             -               -            600,000
                                           ---------      --------      --------     ---------        --------        -------

    TOTAL                                $ 5,664,388      $ 493,295  $ 7,579,539   $ 7,060,437     $ 7,679,490    $ 8,245,763
                                         ===========      =========  ===========   ===========     ===========    ===========



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    (a)   A balloon payment of $1,536,491 will be due October 1, 1996.

    (b)   A balloon payment of $2,698,352 will be due May 1, 1998.

    (c)   A balloon payment of $4,985,720 will be due July 31, 2000.

    (d)   A balloon payment of $2,824,108 will be due December 31, 1996.

    (e)   A balloon payment of $818,270 will be due December 31, 1996.

    (f)   A balloon payment of $542,784 will be due May 1, 1999.

    (g)   A balloon payment of $465,494 will be due May 1, 1999.

    (h) A balloon payment of $6,248,172 will be due September 1, 2001. Loan is interest only through August 31, 1996, at which time a principal amortization schedule based on 25 years will commence. This amortization schedule will be deferred until September 1, 1998, if capital improvements totaling $375,000 are incurred during the two years ending August 31, 1996. Debt forgiveness income of $500,000 is being amortized over the remaining term of the loan using the effective interest method.

    (i)   A balloon payment of $1,316,725 will be due May 1, 1998.

    (j)   Interest rate was adjusted to market for one year.

    (k)   A balloon payment of $2,410,623 will be due July 31, 2000.

    (l)   A balloon payment of $1,805,684 will be due April 1, 1999.

    (m)   A balloon payment of $1,135,099 will be due May 1, 1998.

    (n)   A balloon payment of $1,997,870 will be due May 1, 1998.

    (o)   A balloon payment of $2,063,428 will be due January 1, 1999.

    (p)   A balloon payment of $1,844,064 will be due September 30, 1999.

    (q) Current interest is GECC commercial paper plus 2.00% for years 1 through 3, plus 3.25% for year 4 (commencing October 1, 1995) and plus 4.5% (commencing October 1, 1996) for years 5 through 7.

    (r) Monthly interest payments and fixed principal payments of $5,000 from February 1, 1994, to January 1, 1999, and $8,000 from February 1, 1999, to December 1, 2003, are to be made with the balance of $1,028,000 due on December 31, 2003.

    (s)   A balloon payment will be due on December 31, 2002.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


7 - RELATED PARTY TRANSACTIONS

    Management and Other Fees

    Management, leasing and consulting fees paid to M&J Wilkow, Ltd., M&J Wilkow Management Corp., and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 1995, 1994 and 1993, were $994,776, $1,179,527 and
    $1,135,777, respectively.

    At December 31, 1995 and 1994, $179,082 and $134,647, respectively, are owed to M&J Wilkow, Ltd. and M&J Wilkow Management Corp. for management, leasing and consulting fees.

    Professional Fees

    Professional fees paid during the years ended December 31, 1995, 1994 and 1993, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $37,170, $54,487 and $55,801, respectively. For the years ended December 31, 1995, 1994 and 1993, $59,388, $97,738 and $107,126, respectively, were paid to
    M&J Wilkow, Ltd. and M&J Wilkow Management Corp. for services rendered in connection with legal, tax and accounting matters.

    At December 31, 1994, $2,837 was owed to M&J Wilkow, Ltd. for professional fees.

    Investments in Partnerships

    The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

    Loans Payable

    Loans payable to certain limited partners and the general partners in the amount of $1,694,500 had a variable rate of interest and were due on demand. The proceeds were used by M&J/Harlem Mortgage Limited Partnership to partially fund a $3,100,000 first mortgage loan (see Note 3 - M&J/Retail Limited Partnership). The loans were repaid in January of 1994. Loans payable to a general partner and certain limited partners in the amount of $450,000 bear interest at the prime rate and are due December 31, 1996.

    The Partnership has received loans from a company partially owned by the general partners. The loan in the amount of $425,000 bears interest at the prime rate and matures on December 31, 1996. The loan was repaid on January 25, 1996, with interest accruing through the date of repayment.

    The Partnership also has a loan payable in the amount of $44,488 to a real estate project held in a cotenancy arrangement by various entities in which the general partners of the Partnership are also partners. The note bears interest at the prime rate and is due on demand.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


    Debentures

    Through December 31, 1993, the 8505 Freeport Limited Partnership had issued $1,674,000 of a total available issue of $2,000,000 of subordinated debentures to the general partners, certain limited partners and other related parties. The debentures are earning interest of 11% (per annum) and an additional 3% (per annum) to be accrued over five years. The debentures were due September 1, 1995. Nine percent interest was accrued and paid on the outstanding debentures until the date of repayment along with the principal amount on January 18, 1996, from the proceeds of the sale of the building (see Note 12).

    At December 31, 1994, the Partnership had a nonrecourse liability of $1,747,833 in connection with the issuance of $3,260,000 of unsecured, subordinated debentures by The Villas at Monterey Limited Partnership, one of the co-tenants of the Tango Bay Suites property (see Note 3 - M&J/Westwood Limited Partnership). The debentures are payable to the general partners, certain limited partners, and other related parties. The debentures bear interest at 10% and are due November 24, 1999. In addition, the debenture holders are entitled to contingent interest equal
    to 50% of "net cash flow" as defined in the agreement.   The Partnership
    was relieved of its liability in connection with the debentures upon disposal of its interest in Tango Bay Suites effective June 30, 1995.

    Deferred Charges

    Loan origination fees paid to M&J Wilkow, Ltd. and M&J Wilkow Management Corp. were $51,420 for the year ended December 31, 1994. At December 31, 1994, the Partnership had a payable to M&J Wilkow, Ltd. of $25,000 for loan origination fees.

    Rental Income

    Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $162,528, $180,399 and $199,814, for the years ended December 31, 1995, 1994 and 1993, respectively, under a lease for office space. Rental income receivable from M&J Wilkow, Ltd. totaled $17,871 at December 31, 1993.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8 -   RENTALS RECEIVABLE UNDER OPERATING LEASES

      Minimum future rentals receivable by First Wilkow Venture on noncancelable operating leases as of December 31, 1995, are as follows:

                               Year Ending
                               December 31,                          Total
                               ------------                        -----------
                                   1996                            $ 6,123,742
                                   1997                              4,931,959
                                   1998                              3,681,210
                                   1999                              2,385,631
                                   2000                              1,754,411
                                   Thereafter                        4,298,087
                                                                   -----------

                                      Total                        $23,175,040
                                                                   ============


9 -   PARTNERS' CAPITAL

      At December 31, 1995, general partner units totaled 6,803 units and the general partners also beneficially owned 2,773 limited partner units.

      At December 31, 1994, general partner units totaled 6,778 units and the general partners also beneficially owned 2,728 limited partner units.


10 -  COMMITMENTS AND CONTINGENCIES

      As of December 31, 1995, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 1, 1996, pays interest at the prime rate.
      Maximum borrowings under the agreement are the lesser of $800,000 or 80% of the fair market value of the Partnership's 50,251 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 1995, the amount outstanding under this facility is $580,000, consisting of cash borrowings of $350,000 and two unsecured letters of credit for $80,000 and $150,000 with General Electric Capital Corporation as beneficiary.

      Based on the Partnership's ownership interest in L-C Office Partnership IV (see Note 3), the Partnership will likely need to fund its share of the required co-tenancy payments on the Dover Farms property. The Partnership's share of the obligation will be $72,378.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


11 -  PROVISION FOR LOSS IN BOOK VALUE OF REAL ESTATE

      During the fourth quarter of 1995, the Partnership recognized a $1,400,000 write-down on the Freeport Office building.

      On December 31, 1994, the Partnership wrote off a loan receivable of $113,663 as well as related accrued interest of $99,565 due from M&J/Quorum Associates due to the fact that Crow-Commerce Park North Retail, Ltd. was unable to finalize the terms of a loan extension agreement with the mortgagee and was consequently foreclosed on in April 1995.

      During the fourth quarter of 1993, the Partnership recognized a $1,900,000 write-down on the Buschwood office building. Of the write-down, $300,000 was allocated to land and $1,600,000 was allocated to building.

      These provisions were based upon market conditions and estimated future cash flows.


12 -  SUBSEQUENT EVENT

      In January 1996, the property known as Freeport Office Building was sold for $8,504,650, resulting in a loss to the Partnership of approximately $1,400,000.

      See Note 7 for additional subsequent events.

ITEM 9  -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None

                                    PART III



ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information with respect to each general partner of the

Registrant:

           Name                              Position
           ----                              --------

           Marc R. Wilkow                    General Partner and General Counsel
           Clifton J. Wilkow                 General Partner

      Marc R. Wilkow has been in the real estate management and investment business since 1977. He is also a lawyer and the sole shareholder of the law firm of Wilkow & Wilkow, P.C. Clifton J. Wilkow has been involved in the business of the Registrant since 1976. Both general partners have worked primarily for their own (and for their limited partners') account. Also see "ITEM 1: Business Organization" for further information.
      There have been no proceedings of any kind involving bankruptcy, criminality, or restraint in the area of financial dealings against or otherwise affecting any general partner during the last ten years.
      The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

    Name                Position        Age           Other Positions         Relation to Other Officer
    ----                --------        ---           ---------------         -------------------------
Marc R. Wilkow          General         46            General Counsel         Brother of Clifton Wilkow
                        Partner

Clifton J. Wilkow       General         43            None                    Brother of Marc Wilkow
                        Partner


ITEM 11 - EXECUTIVE COMPENSATION

      The general partners do not receive any remuneration or other special benefit directly from the Registrant; however, Marc R. and Clifton J. Wilkow are owners and shareholders of M&J Wilkow, Ltd., which receives management, leasing, consulting and brokerage fees from each of the operating properties and/or partnerships. In addition, the Registrant pays M&J Wilkow, Ltd. an asset management fee. M&J Wilkow, Ltd. receives accounting and tax return preparation fees based upon hourly service. Wilkow & Wilkow, P.C. also receives a retainer for services rendered as general counsel to the Registrant and legal fees on an hourly rate basis for professional services rendered beyond the scope of the services contemplated by the retainer fee. Also see "ITEM 1: Business Organization" for further information.

Options Granted to Management to Purchase Securities
      There have been no options granted to management to purchase securities from the Registrant.

Interest of Management and Others in Certain Transactions
      For transactions to date, and those anticipated, reference is made to "ITEM 1: Business."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    (a)   No general partner holds 5% or more of any of the securities.
          The following limited partner holds 5% or more of the Registrant's total units:
                                               Units Owned    % of Total Units
                                               -----------    ----------------
          William W. Wilkow Marital Trust        12,244             6.84%

    (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 1995:

                                                    Amount
                                               Beneficially Owned                  % of Owned
                                               ------------------                  ----------
            General Partnership Units                   6,803                           3.80%
            Units of Limited
              Partnership Interest                      2,773                           1.55%

        (c) There are no contractual arrangements known to the Registrant including any pledge of securities of the Registrant, the operation of the terms of which may at a subsequent date result in a change of control of the Registrant.

              Wilkow & Wilkow, P.C., a professional corporation owned by one of the general partners, acting in its capacity as attorney and general counsel for the Registrant, was involved with the Registrant in certain transactions.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Management, leasing and consulting fees paid to M&J Wilkow, Ltd., M&J Wilkow Management Corp. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 1995, 1994 and 1993, were $994,776, $1,179,527 and
$1,135,777, respectively (see Note 7 to Consolidated Financial Statements).
      Professional fees paid during the years ended December 31, 1995, 1994 and 1993, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $37,170, $54,487 and $55,801, respectively.
      Legal, tax and accounting services rendered in the years ended December 31, 1995, 1994 and 1993, by M&J Wilkow Management Corp. and M&J Wilkow, Ltd. were $59,388, $97,738 and $107,126, respectively.
      The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Registrant also has ownership interests.

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)   The following documents are filed as a part of this report:

                 1. The Index to Consolidated Financial Statements is set forth on Page 27

                 2. Financial Statement Schedules:                      Page No.
                                                                        --------


                    Independent Auditor's Report                             28

                    Schedule VIII - Valuation and Qualifying Accounts and
                    Reserves, Years Ended December 31, 1995, 1994 and 1993   76

                    Schedule X - Supplementary Profit and Loss Information,
                    Years Ended December 31, 1995, 1994 and 1993             77

                    Schedule XI - Real Estate and Accumulated Depreciation,
                    Year Ended December 31, 1995                             78

                    Notes to Schedule XI                                     82

                    Schedule XIII - Investments in, Equity in Earnings of,
                    and Drawings Received From Affiliates and Other Persons,
                    Years Ended December 31, 1995, 1994 and 1993             95


        Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

        3. Exhibits:  See Index to Exhibits on Page 105

  (b)   Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                        COLUMN B              COLUMN C
                                                                                         (1)

                                                                BALANCE AT            CHARGED TO
                                                                 BEGINNING             PROFIT OR
                                                                 OF YEAR                 INCOME                 OTHER
                                                               -----------            ----------             ---------
YEAR ENDED DECEMBER 31, 1993

    Reserve for bad debts                                      $   -                 $   -                 $   -
                                                               ===========           ===========           ===========

    Reserve for losses on loans                                $ 6,015,013           $   -                 $   -
                                                               ===========           ===========           ===========

    Reserve for valuation of investments                       $ 2,560,000           $   -                 $   -
                                                               ===========           ===========           ===========


YEAR ENDED DECEMBER 31, 1994

    Reserve for bad debts                                      $    -                $     -               $     -
                                                               ===========           ===========           ===========

    Reserve for losses on loans                                $   327,787           $   113,863           $     -
                                                               ===========           ===========           ===========

    Reserve for valuation of investments                       $ 2,560,000           $     -               $     -
                                                               ===========           ===========           ===========

YEAR ENDED DECEMBER 31, 1995

    Reserve for bad debts                                      $     -               $     -               $     -
                                                               ===========           ===========           ===========

    Reserve for losses on loans                                $   113,863           $     -               $     -
                                                               ===========           ===========           ===========

    Reserve for valuation of investments                       $ 2,560,000           $     -               $     -
                                                               ===========           ===========           ===========

                                                                 COLUMN C              COLUMN D              COLUMN E

                                                                                                            ADDITIONS
                                                                                                           BALANCE AT
                                                                                                             CLOSE OF
                                                                   OTHER              DEDUCTIONS               YEAR
                                                                ---------            ----------              --------
YEAR ENDED DECEMBER 31, 1993

    Reserve for bad debts                                     $     -               $     -               $   -
                                                              ============          ============          ============

    Reserve for losses on loans                               $     -               $ 5,687,226           $   327,787
                                                              ============          ============          ============

    Reserve for valuation of investments                      $     -               $     -               $ 2,560,000
                                                              ============          ============          ============

YEAR ENDED DECEMBER 31, 1994

    Reserve for bad debts                                     $     -               $     -               $     -
                                                              ============          ============          ============

    Reserve for losses on loans                               $     -               $   327,787           $   113,863
                                                              ============          ============          ============

    Reserve for valuation of investments                      $     -               $     -               $ 2,560,000
                                                              ============          ============          ============

YEAR ENDED DECEMBER 31, 1995

    Reserve for bad debts                                     $     -               $     -               $     -
                                                              ============          ============          ============

    Reserve for losses on loans                               $     -               $   113,863           $     -
                                                              ============          ============          ============

    Reserve for valuation of investments                      $     -               $     -               $ 2,560,000
                                                              ============          ============          ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION


YEARS ENDED DECEMBER 31,                                        1995                  1994                  1993
-------------------------                                    -----------           ----------          ------------
1. REPAIRS AND MAINTENANCE
   Name of property:
     180 North Michigan Avenue                                 $ 391,454      $      481,796      $      445,590
     Buschwood                                                     -                  43,267              93,402
     Naperville                                                   64,734              51,582              38,556
     Freeport Office                                             111,033             137,596              84,639
     Highland Park                                                59,343              35,101              52,876
     Waterfall Plaza                                              12,120              12,280               8,432
     Tango Bay Suites                                             62,127              94,307             147,234
     Ten Retail Centers                                          135,570             150,697             115,919
                                                             -----------           ----------          ------------
   TOTAL                                                       $ 836,381      $    1,006,626      $      986,648
                                                             ===========           ==========          ============

2. DEPRECIATION, DEPLETION AND AMORTIZATION
   OF FIXED AND INTANGIBLE ASSETS
     Depreciation expense                                    $ 1,905,764      $    2,176,820      $    2,278,430
     Amortization expense                                        428,666             528,856             517,044
                                                             -----------           ----------          ------------
   TOTAL                                                     $ 2,334,430      $    2,705,676      $    2,795,474
                                                             ===========           ==========          ============
3. TAXES, OTHER THAN INCOME TAXES
   Real estate taxes:
     23 East Flagler - Department Store                        $  54,988      $       65,333      $       69,172
     Fairplay Foods                                              206,009             233,930             213,313
     Woolco Department Store                                       -                   -                  37,366
     Freeport Office                                             185,084             163,542             149,939
     180 North Michigan Avenue                                   614,938             754,534             767,630
     Naperville Office Court                                     119,193             118,345             110,961
     Buschwood                                                     -                  62,384              92,783
     Highland Park                                                36,670              44,007              45,194
     Ten Retail Centers                                        1,127,412           1,029,432             844,993
     Tango Bay Suites                                             58,920             132,854              97,525
     Waterfall Plaza                                             172,885              17,845             118,809
     Land - Fort Myers                                            32,659              37,572              36,073
                                                             -----------           ----------          ------------
          Total                                                2,608,758           2,659,778           2,583,758
   Payroll taxes                                                   6,877              11,927              23,157
   Florida sales taxes                                            12,657               4,325               5,610
                                                             -----------           ----------          ------------
   TOTAL                                                     $ 2,628,292         $ 2,676,030         $ 2,612,525
                                                             ===========           ==========          ============

4. MANAGEMENT FEES                                             $ 877,342           $ 963,261           $ 965,492
                                                             ===========           ==========          ============

5. RENTS
   Ground rent - 180 North Michigan Avenue                      $ 13,549            $ 27,098           $     -
                                                             ===========           ==========          ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION


YEAR ENDED DECEMBER 31, 1995



                                                                                                INITIAL COST TO
                                                                                                   COMPANY
                                                                                       --------------------------------
                                                                                                             BUILDINGS
                                                                                                               AND
                                             DESCRIPTION        ENCUMBRANCES                LAND            IMPROVEMENTS
                                             -------------      ------------              ---------         ------------
    23 East Flagler Street -
     Department Store,                       Shopping
         Miami, Florida                      Center            $       -               $    231,920      $       695,759

    Fairplay Foods,                          Shopping
         Chicago, Illinois                   Center                2,280,000                429,877            1,562,842

    Naperville Office Court,                 Office
         Naperville, Illinois                Building              2,797,596              1,796,459            3,321,535

    180 North Michigan Avenue,               Office
         Chicago, Illinois                   Building              7,135,869              1,061,120            6,550,000

    Freeport Office,                         Office
         Dallas, Texas                       Building (A)          5,185,580              1,387,220            4,022,437

    Highland Park,                           Office
         Highland Park, Illinois             Building (B)          1,545,802                158,000            2,028,750

    Waterfall Plaza,                         Shopping
         Orland Park, Illinois               Center                1,842,152                317,400            1,165,643


                                                           COST CAPITALIZED
                                                        SUBSEQUENT TO ACQUISITION
                                                      ---------------------------------
                                                                              CARRYING
                                                      IMPROVEMENTS              COST
                                                      ------------            ---------
    23 East Flagler Street -
     Department Store,
         Miami, Florida                               $      -             $     -

    Fairplay Foods,
         Chicago, Illinois                                   -                   -

    Naperville Office Court,
         Naperville, Illinois                            1,743,918               -

    180 North Michigan Avenue,
         Chicago, Illinois                               5,320,761               -

    Freeport Office,
         Dallas, Texas                                   7,450,433               -

    Highland Park,
         Highland Park, Illinois                         1,488,976               -

    Waterfall Plaza,
         Orland Park, Illinois                             473,761               -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEAR ENDED DECEMBER 31, 1995


                                                                                          INITIAL COST TO
                                                                                              COMPANY
                                                                                    -----------------------------
                                                                                                        BUILDINGS
                                                                                                           AND
                                             DESCRIPTION        ENCUMBRANCES          LAND            IMPROVEMENTS
                                             -------------      ------------        ---------         ------------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,                    Shopping
         Oak Lawn, Illinois                   Center (C)       $   2,878,380     $    429,456      $     3,865,100
      Oak Lawn Square,                       Shopping
         Oak Lawn, Illinois                   Center (C)             833,994          136,325            1,226,921
      Broadway Festival,                     Shopping
         Chicago, Illinois                    Center (C)           2,731,597          355,696            3,201,267
      Irving Kimball,                        Shopping
         Chicago, Illinois                    Center (C)           1,365,188          180,521            1,624,686
      Melrose Kimball,                       Shopping
         Chicago, Illinois                    Center (C)           1,176,885          155,195            1,396,752
      Archer Central,                        Shopping
         Chicago, Illinois                    Center (C)           2,071,370          267,483            2,407,344
      Evergreen Commons,                     Shopping
         Evergreen Park, Illinois             Center (C)             512,363           70,307              632,760
      111 and Western,                       Shopping
         Chicago, Illinois                    Center (C)             597,435           76,295              686,652
      Diversey and Sheffield,                Shopping
         Chicago, Illinois                    Center (C)           1,909,248          254,657            2,291,911
      Harlem North Shopping Center,          Shopping
         Oak Park, Illinois                   Center (C)           2,261,434          310,000            2,790,000

    Land, Fort Myers, Florida                                          -            1,080,744                -
                                                                  ----------        ---------                -----

         Total                                                 $  37,124,893     $  8,698,675      $    39,470,359
                                                                  ==========        =========           ==========
                                                     COST CAPITALIZED
                                                  SUBSEQUENT  ACQUISITION
                                               ----------------------------------
                                                                       CARRYING
                                                IMPROVEMENTS            COST
                                                ------------            ---------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,
         Oak Lawn, Illinois                   $       15,289       $        -
      Oak Lawn Square,
         Oak Lawn, Illinois                           85,069                -
      Broadway Festival,
         Chicago, Illinois                           145,967                -
      Irving Kimball,
         Chicago, Illinois                            17,742                -
      Melrose Kimball,
         Chicago, Illinois                             -                    -
      Archer Central,
         Chicago, Illinois                           210,202                -
      Evergreen Commons,
         Evergreen Park, Illinois                     20,000                -
      111 and Western,
         Chicago, Illinois                             -                    -
      Diversey and Sheffield,
         Chicago, Illinois                            10,727                -
      Harlem North Shopping Center,
         Oak Park, Illinois                           86,817                -

    Land, Fort Myers, Florida                          -                    -
                                                  ----------                -------------

         Total                                $   17,069,662       $        -
                                                  ==========                =============

    See Notes 1, 2 and 3 accompanying Schedule XI.
    (A) Owned by Freeport Office Partners; 65% owned subsidiary of First Wilkow Venture.
    (B) Owned by M&J/Sheridan Limited Partnership; 89% owned subsidiary of First Wilkow Venture.
    (C) Owned by M&J/Retail Limited Partnership; 56% owned subsidiary of First Wilkow Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEAR ENDED DECEMBER 31, 1995


                                              GROSS AMOUNT AT WHICH CARRIED AT
                                                    DECEMBER 31, 1995
                                           ---------------------------------------------
                                                              BUILDINGS
                                                                 AND                           ACCUMULATED         DATE OF
                                               LAND           IMPROVEMENTS      TOTAL          DEPRECIATION       CONSTRUCTION
                                           ------------     --------------    ------------     ------------     --------------
   23 East Flagler Street -
    Department Store
      Miami, Florida                        $   231,920     $      695,759    $    927,679     $    695,759         1928

   Fairplay Foods,
      Chicago, Illinois                         429,877          1,562,842       1,992,719        1,562,842         1963

   Naperville Office Court,
      Naperville, Illinois                    1,796,459          5,065,453       6,861,912        1,528,906         1980

   180 North Michigan Avenue,
      Chicago, Illinois                       1,061,120         11,870,761      12,931,881        6,704,663         1926

   Freeport Office,
      Dallas, Texas                           1,387,220         11,472,870      12,860,090        4,370,870         1984

   Highland Park,
      Highland Park, Illinois                   158,000          3,517,726       3,675,726          769,619         1931
                                                                                                                Renovated in 1972

   Waterfall Plaza,
      Orland Park, Illinois                     317,400          1,639,404       1,956,804          101,714         1980




                                                               LIFE ON WHICH
                                                 DATE         DEPRECIATION IS
                                                ACQUIRED        COMPUTED
                                              ------------    ---------------
   23 East Flagler Street -
    Department Store
      Miami, Florida                               1966           25 Years

   Fairplay Foods,
      Chicago, Illinois                            1968           25 Years

   Naperville Office Court,
      Naperville, Illinois                         1986           25 Years

   180 North Michigan Avenue,
      Chicago, Illinois                          1968 building    35 Years

   Freeport Office,
      Dallas, Texas                                1985           40 Years

   Highland Park,
      Highland Park, Illinois                      1988           30 Years


   Waterfall Plaza,
      Orland Park, Illinois                        1993           40 Years

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEAR ENDED DECEMBER 31, 1995


                                                  GROSS AMOUNT AT WHICH CARRIED AT
                                                        DECEMBER 31, 1995
                                           -----------------------------------------------
                                                              BUILDINGS
                                                                 AND                           ACCUMULATED
                                               LAND           IMPROVEMENTS      TOTAL          DEPRECIATION
                                           ------------     --------------    ------------     ------------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $   429,456     $    3,880,389    $  4,309,845     $    862,691

   Oak Lawn Square,
      Oak Lawn, Illinois                        136,325          1,311,990       1,448,315          275,639

   Broadway Festival,
      Chicago, Illinois                         355,696          3,347,234       3,702,930          696,988

   Irving Kimball,
      Chicago, Illinois                         180,521          1,642,428       1,822,949          317,592

   Melrose Kimball,
      Chicago, Illinois                         155,195          1,396,752       1,551,947          270,623

   Archer Central,
      Chicago, Illinois                         267,483          2,617,546       2,885,029          486,010

   Evergreen Commons,
      Evergreen Park, Illinois                   70,307            652,760         723,067          123,848

   111 and Western,
      Chicago, Illinois                          76,295            686,652         762,947          133,039

   Diversey and Sheffield,
      Chicago, Illinois                         254,657          2,302,638       2,557,295          402,086

   Harlem North Shopping Center,
      Oak Park, Illinois                        310,000          2,876,817       3,186,817          174,621

Land -
  Fort Myers, Florida                         1,080,744              -           1,080,744            -
                                            -----------      -------------    ------------      -----------

TOTAL                                      $  8,698,675     $   56,540,021    $ 65,238,696     $ 19,477,510
                                            ===========      =============     ===========      ===========



                                                                            LIFE ON WHICH
                                            DATE OF           DATE         DEPRECIATION IS
                                           CONSTRUCTION      ACQUIRED         COMPUTED
                                         --------------    ------------    ---------------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                     1986               1987           40 Years

   Oak Lawn Square,
      Oak Lawn, Illinois                     1982               1987           40 Years

   Broadway Festival,
      Chicago, Illinois                      1984               1987           40 Years

   Irving Kimball,
      Chicago, Illinois                      1987               1988           40 Years

   Melrose Kimball,
      Chicago, Illinois                      1987               1988           40 Years

   Archer Central,
      Chicago, Illinois                      1985               1988           40 Years

   Evergreen Commons,
      Evergreen Park, Illinois               1987               1988           40 Years

   111 and Western,
      Chicago, Illinois                      1987               1988           40 Years

   Diversey and Sheffield,
      Chicago, Illinois                      1984               1989           40 Years

   Harlem North Shopping Center,
      Oak Park, Illinois                     1980               1993           40 Years

Land -
  Fort Myers, Florida                        N/A                1988           N/A



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                  BALANCE AT                                                             BALANCE
                                                 BEGINNING OF        ADDITION                         OTHER CHARGES       AT END
                                                    YEAR             AT COST         RETIREMENTS      ADD (DEDUCT)       OF YEAR
                                                -------------     ------------     ---------------    ------------     ----------
    BUILDING AND BUILDING IMPROVEMENTS -
    YEAR ENDED DECEMBER 31, 1995

    23 East Flagler - Department Store,
       Miami, Florida                         $       695,759       $      -         $      -        $        -        $    695,759

    Fairplay Foods,
       Chicago, Illinois                            1,562,842              -                -                 -           1,562,842

    Naperville Office Court,
       Naperville, Illinois                         4,704,984           360,469             -                 -           5,065,453

    180 North Michigan Avenue,
       Chicago, Illinois                           11,739,472           131,289             -                 -          11,870,761

    Buschwood,
       Carrollwood, Florida                             -                 -                 -                 -               -

    Freeport Office,
       Dallas, Texas                               12,770,775           102,095             -         (1,400,000)(A)     11,472,870

    Highland Park,
       Highland Park, Illinois                      3,491,603            26,123             -                 -           3,517,726

    Tango Bay Suites,
       Orlando, Florida                             6,099,144             -             6,099,144             -               -

    Waterfall Plaza,
       Orland Park, Illinois                        1,570,086            69,318             -                 -           1,639,404


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                BALANCE AT                                                                BALANCE
                                               BEGINNING OF        ADDITION                         OTHER CHARGES          AT END
                                                  YEAR             AT COST          RETIREMENTS       ADD (DEDUCT)       OF YEAR
                                              ------------      -------------      ------------    ---------------     ------------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,
          Oak Lawn, Illinois                  $   3,871,900         $   8,489       $     -         $       -             $3,880,389

      Oak Lawn Square,
          Oak Lawn, Illinois                      1,286,757            25,233             -                 -             1,311,990

      Broadway Festival,
          Chicago, Illinois                       3,307,949            39,285             -                 -             3,347,234

      Irving Kimball,
          Chicago, Illinois                       1,642,428             -                 -                 -             1,642,428

      Melrose Kimball,
          Chicago, Illinois                       1,396,752             -                 -                 -             1,396,752

      Archer Central,
          Chicago, Illinois                       2,617,546             -                 -                 -             2,617,546

      Evergreen Commons,
          Evergreen Park, Illinois                  652,760             -                 -                 -               652,760

      111 and Western,
          Chicago, Illinois                         686,652             -                 -                 -               686,652

      Diversey and Sheffield,
          Chicago, Illinois                       2,302,638             -                 -                 -             2,302,638

      Harlem North Shopping Center,
          Oak Park, Illinois                      2,790,000            86,817             -                 -             2,876,817
                                             --------------        ----------       -----------     -------------       -----------

    TOTAL                                   $    63,190,047       $   849,118      $  6,099,144    $   (1,400,000)     $ 56,540,021
                                             ==============        ==========       ===========      ============       ===========

    (A) Reflects the write-down of the building based on estimated loss on 1996 disposition (see Note 11 of the financial statements).

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 - Continued

                                                 BALANCE AT                                                                BALANCE
                                                BEGINNING OF       ADDITION                          OTHER CHARGES          AT END
                                                   YEAR            AT COST         RETIREMENTS        ADD (DEDUCT)         OF YEAR
                                                ------------    -------------      ------------     ---------------     ------------
    BUILDING AND BUILDING IMPROVEMENTS -
    YEAR ENDED DECEMBER 31, 1994

    23 East Flagler - Department Store,
       Miami, Florida                            $   695,759      $     -          $      -         $        -          $    695,759

    Fairplay Foods,
       Chicago, Illinois                           1,562,842            -                 -                  -             1,562,842

    Naperville Office Court,
       Naperville, Illinois                        4,641,946           63,038             -                  -             4,704,984

    180 North Michigan Avenue,
       Chicago, Illinois                          11,240,558          498,914             -                  -            11,739,472

    Buschwood,
       Carrollwood, Florida                        7,558,414            -             7,558,414              -                 -

    Freeport Office,
       Dallas, Texas                              12,536,909          233,866             -                  -            12,770,775

    Highland Park,
       Highland Park, Illinois                     3,235,382          256,221             -                  -             3,491,603

    Tango Bay Suites,
       Orlando, Florida                            6,063,222           35,922             -                  -             6,099,144

    Waterfall Plaza,
       Orland Park, Illinois                       1,358,256          211,830             -                  -             1,570,086

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                        BALANCE AT                                                                    BALANCE
                                       BEGINNING OF         ADDITION                        OTHER CHARGES              AT END
                                          YEAR             AT COST         RETIREMENTS       ADD (DEDUCT)             OF YEAR
                                      --------------     -------------     ------------    ---------------         ------------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,
          Oak Lawn, Illinois        $     3,871,900        $     -         $      -        $        -              $  3,871,900

      Oak Lawn Square,
          Oak Lawn, Illinois              1,226,921             59,836            -                 -                 1,286,757

      Broadway Festival,
          Chicago, Illinois               3,313,467             10,935           16,453             -                 3,307,949

      Irving Kimball,
          Chicago, Illinois               1,642,428              -                -                 -                 1,642,428

      Melrose Kimball,
          Chicago, Illinois               1,396,752              -                -                 -                 1,396,752

      Archer Central,
          Chicago, Illinois               2,617,546              -                -                 -                 2,617,546

      Evergreen Commons,
          Evergreen Park, Illinois          652,760              -                -                 -                   652,760

      111 and Western,
          Chicago, Illinois                 686,652              -                -                 -                   686,652

      Diversey and Sheffield,
          Chicago, Illinois               2,302,638              -                -                 -                 2,302,638

      Harlem North Shopping Center
          Oak Park, Illinois              2,790,000              -                -                 -                 2,790,000
                                     --------------         ----------      -----------     -------------           -----------

    TOTAL                           $    69,394,352        $ 1,370,562     $  7,574,867    $        -              $ 63,190,047
                                     ==============         ==========      ===========     =============           ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 - Continued

                                                  BALANCE AT                                                             BALANCE
                                                 BEGINNING OF       ADDITION                       OTHER CHARGES          AT END
                                                    YEAR           AT COST        RETIREMENTS       ADD (DEDUCT)         OF YEAR
                                                -------------    -------------    ------------    ---------------     ------------
    BUILDING AND BUILDING IMPROVEMENTS -
    YEAR ENDED DECEMBER 31, 1993

    23 East Flagler - Department Store,
       Miami, Florida                         $       695,759      $    -         $      -        $        -          $    695,759

    Fairplay Foods,
       Chicago, Illinois                            1,562,842           -                -                 -             1,562,842

    Woolco Department Store,
       Millbury, Ohio                               1,782,709           -            1,782,709             -                -

    Naperville Office Court,
       Naperville, Illinois                         4,517,447          124,499           -                 -             4,641,946

    180 North Michigan Avenue,
       Chicago, Illinois                           10,450,358          790,200           -                 -            11,240,558

    Buschwood,
       Carrollwood, Florida                         8,982,400          176,014           -            (1,600,000)(A)    7,558,414

    Freeport Office,
       Dallas, Texas                               12,459,696           77,213           -                 -            12,536,909

    Highland Park,
       Highland Park, Illinois                      3,229,762            5,620           -                 -             3,235,382

    Tango Bay Suites,
       Orlando, Florida                                -             6,658,711         595,489             -             6,063,222

    Waterfall Plaza,
       Orland Park, Illinois                           -             1,358,256           -                 -             1,358,256

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                          BALANCE AT                                                                    BALANCE
                                         BEGINNING OF      ADDITION                            OTHER CHARGES             AT END
                                            YEAR           AT COST           RETIREMENTS        ADD (DEDUCT)            OF YEAR
                                        -------------   -------------       ------------     ---------------         ------------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,
          Oak Lawn, Illinois          $     3,871,900     $     -           $      -         $        -              $  3,871,900

      Oak Lawn Square,
          Oak Lawn, Illinois                1,226,921           -                  -                  -                 1,226,921

      Broadway Festival,
          Chicago, Illinois                 3,307,461           6,006              -                  -                 3,313,467

      Irving Kimball,
          Chicago, Illinois                 1,642,428           -                  -                  -                 1,642,428

      Melrose Kimball,
          Chicago, Illinois                 1,396,752           -                  -                  -                 1,396,752

      Archer Central,
          Chicago, Illinois                 2,542,296          75,250              -                  -                 2,617,546

      Evergreen Commons,
          Evergreen Park, Illinois            632,760          20,000              -                  -                   652,760

      111 and Western,
          Chicago, Illinois                   686,652           -                  -                  -                   686,652

      Diversey and Sheffield,
          Chicago, Illinois                 2,302,638           -                  -                  -                 2,302,638

      Harlem North Shopping Center,
          Oak Park, Illinois                   -            2,790,000              -                  -                 2,790,000
                                       --------------      ----------        -----------      -------------           -----------

    TOTAL                             $    61,290,781     $12,081,769       $  2,378,198     $  (1,600,000)         $  69,394,352
                                       ==============      ==========        ===========       ============           ===========




    (A) Reflects the building portion of a $1,900,000 write-down of the property based on current market conditions (see
         Note 11 of the financial statements).

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                 BALANCE AT                                                              BALANCE
                                                BEGINNING OF       ADDITION                         OTHER CHARGES         AT END
                                                   YEAR            AT COST         RETIREMENTS        ADD (DEDUCT)       OF YEAR
                                                ------------    -------------     ------------     ---------------    ------------
      YEAR ENDED DECEMBER 31, 1995

      23 East Flagler - Department Store,
        Miami, Florida                       $       695,759      $     -         $      -         $        -         $    695,759

      Fairplay Foods,
        Chicago, Illinois                          1,562,842            -                -                  -            1,562,842

      Naperville Office Court,
        Naperville, Illinois                       1,335,365          193,541            -                  -            1,528,906

      180 North Michigan Avenue,
        Chicago, Illinois                          6,244,563          460,100            -                  -            6,704,663

      Buschwood,
        Carrollwood, Florida                           -                -                -                  -                -

      Freeport Office,
        Dallas, Texas                              3,970,515          400,355            -                  -            4,370,870

      Highland Park,
        Highland Park, Illinois                      648,402          121,217            -                  -              769,619

      Tango Bay Suites,
        Orlando, Florida                             276,423            -              276,423              -                -

      Waterfall Plaza,
        Orland Park, Illinois                         61,840           39,874            -                  -              101,714


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               BALANCE AT                                                              BALANCE
                                              BEGINNING OF       ADDITION                           OTHER CHARGES      AT END
                                                 YEAR            AT COST           RETIREMENTS       ADD (DEDUCT)      OF YEAR
                                           ---------------    -------------       ------------     ---------------  ------------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,
          Oak Lawn, Illinois                $      765,819       $   96,872        $     -          $       -        $   862,691

      Oak Lawn Square,
          Oak Lawn, Illinois                       243,307           32,332              -                  -            275,639

      Broadway Festival,
          Chicago, Illinois                        613,687           83,301              -                  -            696,988

      Irving Kimball,
          Chicago, Illinois                        276,532           41,060              -                  -            317,592

      Melrose Kimball,
          Chicago, Illinois                        235,704           34,919              -                  -            270,623

      Archer Central,
          Chicago, Illinois                        419,629           66,381              -                  -            486,010

      Evergreen Commons,
          Evergreen Park, Illinois                 107,529           16,319              -                  -            123,848

      111 and Western,
          Chicago, Illinois                        115,873           17,166              -                  -            133,039

      Diversey and Sheffield,
          Chicago, Illinois                        344,313           57,773              -                  -            402,086

      Harlem North Shopping Center,
          Oak Park, Illinois                       104,625           69,996              -                  -            174,621
                                            --------------       ----------        -----------      -------------    -----------

    TOTAL                                   $   18,022,727       $1,731,206        $   276,423      $       -        $19,477,510
                                            ==============       ==========        ===========      =============    ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 - Continued


                                                  BALANCE AT                                                            BALANCE
                                                 BEGINNING OF        ADDITION                        OTHER CHARGES      AT END
                                                    YEAR             AT COST         RETIREMENTS       ADD (DEDUCT)     OF YEAR
                                              ---------------     -------------     ------------    ---------------   ------------
      YEAR ENDED DECEMBER 31, 1994

      23 East Flagler - Department Store,
        Miami, Florida                            $   695,759       $     -         $      -        $        -      $    695,759

      Fairplay Foods,
        Chicago, Illinois                           1,562,842             -                -                 -         1,562,842

      Naperville Office Court,
        Naperville, Illinois                        1,153,281           182,084            -                 -         1,335,365

      180 North Michigan Avenue,
        Chicago, Illinois                           5,778,352           466,211            -                 -         6,244,563

      Buschwood,
        Carrollwood, Florida                        1,596,728           112,719        1,709,447             -             -

      Freeport Office,
        Dallas, Texas                               3,673,175           297,340            -                 -         3,970,515

      Highland Park,
        Highland Park, Illinois                       536,482           111,920            -                 -           648,402

      Tango Bay Suites,
        Orlando, Florida                              125,647           150,776            -                 -           276,423

      Waterfall Plaza,
        Orland Park, Illinois                          24,743            37,097            -                 -            61,840


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                              BALANCE AT                                                             BALANCE
                                             BEGINNING OF      ADDITION                         OTHER CHARGES         AT END
                                                YEAR           AT COST          RETIREMENTS      ADD (DEDUCT)        OF YEAR
                                          ---------------    ------------      ------------   ---------------      ------------
    Ten Strip Shopping Centers:

      Oak Lawn Promenade,
          Oak Lawn, Illinois               $      669,023      $   96,796       $     -        $       -            $   765,819

      Oak Lawn Square,
          Oak Lawn, Illinois                      212,155          31,152             -                -                243,307

      Broadway Festival,
          Chicago, Illinois                       531,641          92,493            10,447            -                613,687

      Irving Kimball,
          Chicago, Illinois                       235,472          41,060             -                -                276,532

      Melrose Kimball,
          Chicago, Illinois                       200,785          34,919             -                -                235,704

      Archer Central,
          Chicago, Illinois                       355,130          64,499             -                -                419,629

      Evergreen Commons,
          Evergreen Park, Illinois                 91,210          16,319             -                -                107,529

      111 and Western,
          Chicago, Illinois                        98,707          17,166             -                -                115,873

      Diversey and Sheffield,
          Chicago, Illinois                       286,849          57,464             -                -                344,313

      Harlem North Shopping Center,
          Oak Park, Illinois                       34,875          69,750             -                -                104,625
                                           --------------      ----------       -----------    -------------        -----------

    TOTAL                                  $   17,862,856      $1,879,765       $ 1,719,894    $       -            $18,022,727
                                           ==============      ==========       ===========    =============        ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 - Continued


                                                   BALANCE AT                                                            BALANCE
                                                  BEGINNING OF      ADDITION                           OTHER CHARGES      AT END
                                                     YEAR           AT COST          RETIREMENTS        ADD (DEDUCT)     OF YEAR
                                               ---------------    ------------      ------------     ---------------   ------------
      YEAR ENDED DECEMBER 31, 1993

      23 East Flagler - Department Store,
        Miami, Florida                             $   695,759     $     -          $      -         $        -        $    695,759

      Fairplay Foods,
        Chicago, Illinois                            1,515,786          47,056             -                  -           1,562,842

      Woolco Department Store,
        Millbury, Ohio                               1,294,914          57,163         1,352,077              -               -

      Naperville Office Court,
        Naperville, Illinois                           974,838         178,443             -                  -           1,153,281

      180 North Michigan Avenue,
        Chicago, Illinois                            5,352,462         425,890             -                  -           5,778,352

      Buschwood,
        Carrollwood, Florida                         1,365,587         231,141             -                  -           1,596,728

      Freeport Office,
        Dallas, Texas                                3,238,226         434,949             -                  -           3,673,175

      Highland Park,
        Highland Park, Illinois                        425,506         110,976             -                  -             536,482

      Tango Bay Suites,
        Orlando, Florida                                 -             137,987            12,340              -             125,647

      Waterfall Plaza,
        Orland Park, Illinois                            -              24,743             -                  -              24,743

      Harlem North Shopping Center,
        Oak Park, Illinois                               -              34,875             -                  -              34,875


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                        BALANCE AT                                                                      BALANCE
                                       BEGINNING OF      ADDITION                               OTHER CHARGES           AT END
                                          YEAR           AT COST             RETIREMENTS         ADD (DEDUCT)           OF YEAR
                                       -----------      ----------           -----------         -----------           -----------
Nine Strip Shopping Centers:

 Oak Lawn Promenade,
   Oak Lawn, Illinois                  $   572,226      $   96,797           $      -            $        -            $   669,023

 Oak Lawn Square,
   Oak Lawn, Illinois                      181,482          30,673                  -                     -                212,155

 Broadway Festival,
   Chicago, Illinois                       448,954          82,687                  -                     -                531,641

 Irving Kimball,
   Chicago, Illinois                       194,412          41,060                  -                     -                235,472

 Melrose Kimball,
   Chicago, Illinois                       165,866          34,919                  -                     -                200,785

 Archer Central,
   Chicago, Illinois                       290,631          64,499                  -                     -                355,130

 Evergreen Commons,
   Evergreen Park, Illinois                 75,141          16,069                  -                     -                 91,210

 111 and Western,
   Chicago, Illinois                        81,541          17,166                  -                     -                 98,707

 Diversey and Sheffield,
   Chicago, Illinois                       229,386          57,463                  -                     -                286,849
                                       -----------      ----------           ----------          -------------         -----------

    TOTAL                              $17,102,717      $2,124,556           $1,364,417          $        -            $17,862,856
                                       ===========      ==========           ==========          =============         ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3  -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES


                                                                                                     BUILDING
                                                                                                       AND
                                                                                  LAND              IMPROVEMENTS
                                                                              ------------         --------------
    First Wilkow Venture:
      23 East Flagler - Department Store                                        $  266,738         $   800,211
      Fairplay Foods                                                               502,093           1,825,386
      180 North Michigan Avenue                                                  1,079,535          10,600,731
      Naperville Office Court                                                      299,723           2,687,976
      Fort Myers                                                                 1,080,745              --
      Waterfall Plaza                                                              243,321             666,347
                                                                                ----------         -----------

          Subtotal                                                               3,752,697          16,580,651
                                                                                ----------         -----------


    Subsidiaries:
      8505 Freeport                                                              1,340,578           3,852,883
      Highland Park                                                                158,000           2,877,140
      Ten Strip Centers:
        Harlem North                                                               321,384           2,702,194
        Oak Lawn Promenade                                                         429,456           3,017,697
        Oak Lawn Square                                                            136,325           1,036,344
        Broadway Festival                                                          355,696           2,650,245
        Irving Kimball                                                             180,521           1,325,035
        Melrose Kimball                                                            155,195           1,126,129
        Archer Central                                                             267,483           2,131,536
        Evergreen Commons                                                           70,307             528,902
        111 and Western                                                             76,295             553,613
        Diversey and Sheffield                                                     254,657           1,900,555
                                                                                ----------         -----------

          Subtotal                                                               3,745,897          23,702,273
                                                                                ----------         -----------

          Total Consolidated                                                    $7,498,594         $40,282,924
                                                                                ==========         ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     YEAR ENDED DECEMBER 31, 1995:








     COLUMN A                                           COLUMN B                 COLUMN C
     ---------                                          --------                 --------

                                                       BALANCE AT                ADDITIONS
                                                      BEGINNING OF      ---------------------------
                                                          YEAR           INCOME           OTHER
                                                     -------------      ----------      -----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         Registrant:
          L-C Office Partnership IV                $       -        $      -         $     -
          Realdal Venture                                  -               -               -
          M&J/Westwood Limited Partnership                 -               -               -
          XXI Office Plaza Associates                   278,602         128,042            -
          DB/F Office Ltd. Partnership                     -               -               -
          M&J/Quorum Associates                            -               -               -
          Hawdel Ltd. Partnership                      888,365             -               -
          M&J/Grove Ltd. Partnership                   327,530             -               -
          Rosemont 28 Ltd. Partnership                 554,383               49           2,750(A)
          First Ron Venture                               -                -               -
          TOP Investors Ltd. Partnership                  -                -               -
          First MW Associates                           18,462              900            -
                                                    ------------       ---------       --------
             Total Registrant                        2,067,342          128,991           2,750

         M&J/Crossroads L.P.                              -               -             297,000(C)
                                                    ------------       ---------       --------

     TOTAL INVESTMENTS - EQUITY METHOD             $ 2,067,342      $   128,991      $  299,750
                                                   =============       =========       ========


      COLUMN A                                                          COLUMN D                     COLUMN E
      ---------                                                         --------                     --------

                                                                       DEDUCTIONS                    BALANCE
                                                      ------------------------------------------     AT END
                                                         LOSS           DRAWS          OTHER         OF YEAR
                                                      ----------     -----------     -----------    ---------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         Registrant:
          L-C Office Partnership IV                   $     -        $    -          $    -       $      -
          Realdal Venture                                   -             -               -              -
          M&J/Westwood Limited Partnership                  -             -               -              -
          XXI Office Plaza Associates                       -             -               -            406,644
          DB/F Office Ltd. Partnership                      -             -               -              -
          M&J/Quorum Associates                             -             -               -              -
          Hawdel Ltd. Partnership                        34,351           -               -            854,014
          M&J/Grove Ltd. Partnership                     31,206           -               -            296,324
          Rosemont 28 Ltd. Partnership                      -             -               -            557,182
          First Ron Venture                                 -             -               -              -
          TOP Investors Ltd. Partnership                    -             -               -              -
          First MW Associates                               -            8,650          10,712(B)        -
                                                       --------       --------       ---------       ---------
             Total Registrant                            65,557          8,650          10,712       2,114,164

         M&J/Crossroads L.P.                                -             -               -            297,000
                                                       --------       --------       ---------       ---------

     TOTAL INVESTMENTS - EQUITY METHOD                $  65,557      $   8,650       $  10,712    $  2,411,164
                                                       ========       ========       =========      ==========

     (A)  Additional investment.
     (B)  Investment was disposed of in 1995.
     (C) Investment is owned by M&J/Retail L.P., which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     YEAR ENDED DECEMBER 31, 1995:

     COLUMN A                                           COLUMN B                  COLUMN C
     --------                                           --------                  --------

                                                        BALANCE AT               ADDITIONS
                                                       BEGINNING OF      --------------------------
                                                           YEAR            INCOME           OTHER
                                                      -------------      ----------      ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD

         Duke Realty L.P.                             $     468,904      $  134,752      $     -
         Metro Class A Investors L.P.                          -               -               -
         Park 100 Equity Investors Ltd.                        -               -               -
         Park 100 Mortgage Investors Ltd.                      -               -               -
         M&J/Largo Ltd. Partnership                         694,227            -               -
         North LaSalle Street Ltd. Partnership                 -               -               -
         Second Daltex Venture                                 -               -               -
         21st M&J Associates                                 99,900            -               -
         222 Fee Associates                                   6,728             406            -
         5601 N. Sheridan Associates                         28,254             544           1,662  (D)
         First Candlewick Associates                        116,050           3,000           9,900  (D)
         M&J/Two Market Limited Partnership                    -               -               -
         Orhow Associates                                    70,000            -               -
         S & S Venture                                       65,718             918          34,290  (C)
         Second Chase Venture                                56,100             450           3,875  (C)
         Second Wilkow Venture                               64,813           2,364            -
         Wilkow/Retail Partners L.P.                          2,799             120            -
         544 Arizona Associates                                -               -               -
     COLUMN A                                                       COLUMN D                         COLUMN E
     --------                                                       --------                         --------

                                                                    DEDUCTIONS                        BALANCE
                                                  ------------------------------------------           AT END
                                                       LOSS           DRAWS          OTHER            OF YEAR
                                                  -----------     -----------     ----------       ------------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD

         Duke Realty L.P.                         $  -             $     134,752           $     -            $468,904
         Metro Class A Investors L.P.                -                      -                    -                -
         Park 100 Equity Investors Ltd.              -                      -                    -                -
         Park 100 Mortgage Investors Ltd.            -                      -                    -                -
         M&J/Largo Ltd. Partnership                  -                      -                    -             694,227
         North LaSalle Street Ltd. Partnership       -                      -                    -                -
         Second Daltex Venture                       -                      -                    -                -
         21st M&J Associates                         -                      -                    -              99,900
         222 Fee Associates                          -                       406                 -               6,728
         5601 N. Sheridan Associates                 -                       544                 -              29,916
         First Candlewick Associates                 -                     3,000                 -             125,950
         M&J/Two Market Limited Partnership          -                      -                    -                -
         Orhow Associates                            -                      -                    -              70,000
         S & S Venture                               -                   100,926                 -                -
         Second Chase Venture                        -                    60,425                 -                -
         Second Wilkow Venture                       -                     2,364                 -              64,813
         Wilkow/Retail Partners L.P.                 -                       120                 -               2,799
         544 Arizona Associates                      -                      -                    -                -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     YEAR ENDED DECEMBER 31, 1995:

     COLUMN A                                           COLUMN B                  COLUMN C
     --------                                           --------                  --------

                                                       BALANCE AT                 ADDITIONS
                                                       BEGINNING OF     --------------------------
                                                        YEAR             INCOME           OTHER
                                                      -------------     ----------      ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

         Registrant:
          Fifth Arizona Associates                    $       -          $    -          $    -
          Fifth Orlando Associates                            -               -               -
          Monterey Village Associates                         -               -               -
          Pre-Vest Associates                                 -               -               -
          Seventh M&J Associates                              -               -               -
          First Apollo Associates                             -               -               -
          M&J/LaSalle L.P.                                    -               -               6,480 (B)
          Wilkow/Grove L.P.                                   -               -               -
          Wilkow/Metro Partners L.P.                          -               -               -
                                                       ------------       ---------       ---------

              Total Registrant                            1,673,493         142,554          56,207

         Northlake Tower L.P.                                 -               -           1,149,641(A)
                                                      -------------       ---------       ---------

     TOTAL INVESTMENTS - COST METHOD                  $   1,673,493      $  142,554      $1,205,848
                                                       ============       =========       =========


     COLUMN A                                                         COLUMN D                         COLUMN E
     --------                                                        ----------                       ----------

                                                                      DEDUCTIONS                        BALANCE
                                                       --------------------------------------            AT END
                                                        LOSS           DRAWS          OTHER             OF YEAR
                                                       --------     -----------     ----------       ------------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

         Registrant:
          Fifth Arizona Associates                   $     -         $     -         $    -           $      -
          Fifth Orlando Associates                         -               -              -                  -
          Monterey Village Associates                      -               -              -                  -
          Pre-Vest Associates                              -               -              -                  -
          Seventh M&J Associates                           -               -              -                  -
          First Apollo Associates                          -               -              -                  -
          M&J/LaSalle L.P.                                 -               -              -                 6,480
          Wilkow/Grove L.P.                                -               -              -                  -
          Wilkow/Metro Partners L.P.                       -               -              -                  -
                                                       ----------      ----------     ------------         -----

              Total Registrant                             -              302,537         -             1,569,717

         Northlake Tower L.P.                              -               -              -             1,149,641
                                                       ----------      ----------     ------------      ---------

     TOTAL INVESTMENTS - COST METHOD                   $   -           $    302,537   $   -             $2,719,358
                                                       ==========      ============   ============       =========



         (A) Investment is owned by M&J/Retail L.P., which is consolidated with the Registrant.
         (B)   Additional investment.
         (C)   Investment was disposed of in 1995.
         (D)   Distribution of assets from the liquidation of First MW
               Associates.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS


--------------------------------------------
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
--------------------------------------------


     YEAR ENDED DECEMBER 31, 1994:


     COLUMN A                                        COLUMN B                 COLUMN C
     --------                                        --------                 --------

                                                      BALANCE AT              ADDITIONS
                                                     BEGINNING OF      --------------------------
                                                         YEAR            INCOME           OTHER
                                                     ------------      ----------      ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         L-C Office Partnership IV                   $       -         $    -          $    -
         Realdal Venture                                     -              -               -
         M&J/Westwood Limited Partnership                    -              -               -
         XXI Office Plaza Associates                      221,863        103,989            -
         DB/F Office Ltd. Partnership                        -              -               -
         M&J/Quorum Associates                               -              -               -
         Hawdel Ltd. Partnership                          959,799           -               -
         M&J/Grove Ltd. Partnership                       495,709           -               -
         Rosemont 28 Ltd. Partnership                     550,995           -             14,896 (A)
         First Ron Venture                                   -              -               -
         TOP Investors Ltd. Partnership                      -              -               -
         First MW Associates                               18,462           -               -
                                                      -----------       --------        --------

     TOTAL                                           $  2,246,828      $ 103,989       $  14,896
                                                      ===========       ========        ========

                                                                        COLUMN D                      COLUMN E
                                                                        --------                      --------

                                                                      DEDUCTIONS                        BALANCE
                                                     ------------------------------------------         AT END
                                                         LOSS           DRAWS          OTHER           OF YEAR
                                                     -----------     -----------     ----------    -------------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         L-C Office Partnership IV                   $      -        $     -         $     -       $        -
         Realdal Venture                                    -              -               -                -
         M&J/Westwood Limited Partnership                   -              -               -                -
         XXI Office Plaza Associates                        -             47,250           -             278,602
         DB/F Office Ltd. Partnership                       -              -               -                -
         M&J/Quorum Associates                              -              -               -                -
         Hawdel Ltd. Partnership                          71,434                           -             888,365
         M&J/Grove Ltd. Partnership                      168,179           -               -             327,530
         Rosemont 28 Ltd. Partnership                     11,508           -               -             554,383
         First Ron Venture                                  -              -               -                -
         TOP Investors Ltd. Partnership                     -              -               -                -
         First MW Associates                                -              -               -              18,462
                                                      ----------      ----------      ---------     ------------

     TOTAL                                           $   251,121     $    47,250     $     -       $   2,067,342
                                                      ==========      ==========      =========     ============


          (A)  Additional investment.


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



     YEAR ENDED DECEMBER 31, 1994:

     COLUMN A                                     COLUMN B              COLUMN C
     --------                                     --------              --------

                                                  BALANCE AT            ADDITIONS
                                                 BEGINNING OF   -------------------------
                                                     YEAR         INCOME          OTHER
                                                -------------   ----------     ----------

     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD

         Duke Realty L.P.                       $        -      $    -     $  468,904 (A)
         Metro Class A Investors L.P.                    -           -            -
         Park 100 Equity Investors Ltd.               506,944        -            -
         Park 100 Mortgage Investors Ltd.               5,313        -            -
         M&J/Largo Ltd. Partnership                   694,227        -            -
         North LaSalle Street Ltd. Partnership        962,991        -            -
         Second Daltex Venture                           -           -            -
         21st M&J Associates                           99,900     1,000           -
         222 Fee Associates                             7,424       305           -
         5601 N. Sheridan Associates                   28,254       408           -
         First Candlewick Associates                  116,050     2,250           -
         M&J/Two Market Limited Partnership            19,880       800           -
         Orhow Associates                              70,000       700           -
         S & S Venture                                 65,718     2,754           -
         Second Chase Venture                          56,100       675           -
         Second Wilkow Venture                         64,813     2,068           -
         Wilkow/Retail Partners L.P.                    2,799        90           -
         544 Arizona Associates                          -           -            -


     COLUMN A                                                  COLUMN D                         COLUMN E
     --------                                                  --------                         --------

                                                              DEDUCTIONS                         BALANCE
                                                 ---------------------------------------------   AT END
                                                      LOSS      DRAWS          OTHER             OF YEAR
                                                  ---------- -----------     ----------       ------------

     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD

         Duke Realty L.P.                         $  -          $     -        $  -               $468,904
         Metro Class A Investors L.P.                -                -           -                   -
         Park 100 Equity Investors Ltd.              -             60,600      446,344 (A)            -
         Park 100 Mortgage Investors Ltd.            -              2,633        2,680 (A)            -
         M&J/Largo Ltd. Partnership                  -                -           -                694,227
         North LaSalle Street Ltd. Partnership   962,991 (C)          -           -                   -
         Second Daltex Venture                       -                -           -                   -
         21st M&J Associates                         -              1,000         -                 99,900
         222 Fee Associates                          -                305          696 (B)           6,728
         5601 N. Sheridan Associates                 -                408         -                 28,254
         First Candlewick Associates                 -              2,250         -                116,050
         M&J/Two Market Limited Partnership          -                800       19,880 (A)            -
         Orhow Associates                            -                700         -                 70,000
         S & S Venture                               -              2,754         -                 65,718
         Second Chase Venture                        -                675         -                 56,100
         Second Wilkow Venture                       -              2,068         -                 64,813
         Wilkow/Retail Partners L.P.                 -                 90         -                  2,799
         544 Arizona Associates                      -                -           -                   -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




     YEAR ENDED DECEMBER 31, 1994:

     COLUMN A                                   COLUMN B            COLUMN C                    COLUMN D               COLUMN E
     --------                                   --------            --------                    --------               --------

                                                BALANCE AT         ADDITIONS                   DEDUCTIONS               BALANCE
                                               BEGINNING OF    ----------------        ------------------------         AT END
                                                   YEAR       INCOME      OTHER       LOSS       DRAWS       OTHER      OF YEAR
                                              -------------   ------      -----       ----      ------       -----      -------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

         Fifth Arizona Associates              $      -      $   -       $   -      $    -     $    -       $   -       $     -
         Fifth Orlando Associates                     -          -           -           -          -           -             -
         Monterey Village Associates                  -          -           -           -          -           -             -
         Pre-Vest Associates                          -          -           -           -          -           -             -
         Seventh M&J Associates                       -          -           -           -          -           -             -
         First Apollo Associates                      -          -           -           -          -           -             -
         M&J/LaSalle L.P.                             -          -           -           -          -           -             -
         Wilkow/Grove L.P.                            -          -           -           -          -           -             -
         Wilkow/Metro Partners L.P.                   -          -           -           -          -           -             -
                                               ------------  ---------   ---------  ---------  ----------   ---------   -----------

     TOTAL                                     $  2,700,413  $  11,050   $ 468,904  $  962,99  $   74,283   $ 469,600   $ 1,673,493
                                               ============  =========   =========  =========  ==========   =========   ===========

         (A)   Investments were exchanged for interest in Duke Realty L.P.
         (B)   A portion of the investment was sold in 1994.
         (C)   Investment was disposed of in 1994.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



     YEAR ENDED DECEMBER 31, 1993:

     COLUMN A                                   COLUMN B            COLUMN C                      COLUMN D               COLUMN E
     --------                                   --------            --------                      --------               --------

                                                BALANCE AT         ADDITIONS                      DEDUCTIONS             BALANCE
                                               BEGINNING OF    ----------------        ----------------------------      AT END
                                                   YEAR       INCOME      OTHER          LOSS       DRAWS     OTHER      OF YEAR
                                              -------------   ------      -----          ----       -----     -----      -------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         L-C Office Partnership IV            $(   223,680)   $   -    $ 223,680 (A)   $     -    $   -      $    -     $   -
         Realdal Venture                              -           -         -                -        -           -         -
         M&J/Westwood                                 -           -         -                -        -           -         -
         XXI Office Plaza Associates               178,943     66,545       -                -      23,625        -       221,863
         DB/F Office Ltd. Partnership                 -           -         -                -        -           -         -
         M&J/Quorum Associates                        -           -         -                -        -           -         -
         Hawdel Ltd. Partnership                 1,110,735        -         -            54,186     96,750        -       959,799
         M&J/Grove Ltd. Partnership                606,662        -         -           110,953       -           -       495,709
         Rosemont 28 Ltd. Partnership              552,416        -       10,085 (A)     11,506       -           -       550,995
         First Ron Venture                            -           -         -                -        -           -         -
         TOP Investors Ltd. Partnership               -           -         -                -        -           -         -
         First MW Associates                          -           -       18,462 (B)         -        -           -        18,462
                                              ------------    -------   ---------      --------  ---------   --------- ----------

     TOTAL                                    $  2,225,076    $66,545  $ 252,227       $176,645  $ 120,375   $    -    $2,246,828
                                              ============    =======  =========       ========  =========   ========= ==========

          (A)  Additional investment.
          (B) Investment was acquired from various former limited partners of the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




     YEAR ENDED DECEMBER 31, 1993:

     COLUMN A                                   COLUMN B            COLUMN C                      COLUMN D               COLUMN E
     --------                                   --------            --------                      --------               --------

                                                BALANCE AT         ADDITIONS                      DEDUCTIONS              BALANCE
                                               BEGINNING OF    ----------------          ---------------------------       AT END
                                                   YEAR       INCOME      OTHER           LOSS       DRAWS     OTHER      OF YEAR
                                              -------------   ------      -----           ----       -----     -----      -------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD

         Metro Class A Investors L.P.          $     -      $    -    $    -           $     -   $     -    $    -      $    -
         Park 100 Equity Investors Ltd.           479,104        -        27,840  (A)        -         -         -         506,944
         Park 100 Mortgage Investors Ltd.            -           -         5,313  (A)        -         -         -           5,313
         M&J/Largo Ltd. Partnership               579,000     13,896     115,227  (A)        -      13,896       -         694,227
         North LaSalle Street Ltd. Partnership    962,991        -         -                 -         -         -         962,991
         Second Daltex Venture                       -           -         -                 -         -         -           -
         21st M&J Associates                         -           -        99,900  (A)        -         -         -          99,900
         222 Fee Associates                          -           -         7,424  (A)        -         -         -           7,424
         5601 N. Sheridan Associates                 -           -        28,254  (A)        -         -         -          28,254
         First Candlewick Associates                 -           -       116,050  (A)        -         -         -         116,050
         M&J/Two Market Limited Partnership          -           -        19,880  (A)        -         -         -          19,880
         Orhow Associates                            -           -        70,000  (A)        -         -         -          70,000
         S & S Venture                               -           -        65,718  (A)        -         -         -          65,718
         Second Chase Venture                        -           -        56,100  (A)        -         -         -          56,100
         Second Wilkow Venture                       -           -        64,813  (A)        -         -         -          64,813
         Wilkow/Retail Partners L.P.                 -           -         2,799  (A)        -         -         -           2,799
         544 Arizona Associates                      -           -         -                 -         -         -           -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


  YEAR ENDED DECEMBER 31, 1993:


COLUMN A                              COLUMN B             COLUMN C                           COLUMN D                   COLUMN E
--------                              --------             --------                           --------                   --------

                                       BALANCE AT          ADDITIONS                          DEDUCTIONS                 BALANCE
                                      BEGINNING OF     ------------------           ------------------------------       AT END
                                         YEAR          INCOME       OTHER           LOSS         DRAWS       OTHER       OF YEAR
                                      ------------     ------       -----           ----         -----       -----       -------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD - Continued

   Fifth Arizona Associates            $    -          $  -         $   -          $   -         $  -        $   -       $     -
   Fifth Orlando Associates                 -             -             -              -            -            -             -
   Monterey Village Associates              -             -             -              -            -            -             -
   Pre-Vest Associates                      -             -             -              -            -            -             -
   Seventh M&J Associates                   -             -             -              -            -            -             -
   First Apollo Associates                  -             -             -              -            -            -             -
   M&J/LaSalle L.P.                         -             -             -              -            -            -             -
   Wilkow/Grove L.P.                        -             -             -              -            -            -             -
   Wilkow/Metro Partners L.P.               -             -             -              -            -            -             -
                                       ----------      -------      --------       --------      -------     --------    ----------

TOTAL                                  $2,021,095      $13,896      $679,318       $   -         $13,896     $   -       $2,700,413
                                       ==========      =======      ========       ========      =======     ========    ==========




         (A) Investments were acquired from various former limited partners of the Registrant.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST WILKOW VENTURE

                              By:   Marc Wilkow
                                    --------------------------------------
                                    Marc Wilkow, General Partner and
                                    President of M&J Wilkow, Ltd., its
                                    Managing Agent

DATED:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant, in the capacities indicated, on               1996.

                                    Clifton J. Wilkow
                                    -----------------------------------------
                                    Clifton J. Wilkow, General Partner and
                                    Executive Vice President of
                                    M&J Wilkow, Ltd.



                                    Thomas Harrigan
                                    -----------------------------------------
                                    Thomas Harrigan, Vice President of
                                    M&J Wilkow, Ltd.

                               INDEX TO EXHIBITS
                               -----------------




 Exhibit No.           Description
 -----------           -----------
   (A)                 Agreement of Limited Partnership of First Wilkow Venture (filed as
                       Exhibit A or Prospectus for Exchange Offer of First Wilkow Venture
                       dated July 2, 1973).


   (B)                 Amendments to Certificate of Limited Partnership filed as an
                       Exhibit to Annual Report on Form 10-K for 1983 which is hereby incorporated by reference.


   (C)                 Proxy Statement issued October 20, 1986, filed as Exhibit D to the
                       Annual Report on 10-K for 1986 which is hereby incorporated by reference.