Form 10-Q
period 1996-03-31
FIRST WILKOW VENTURE
filed 1996-05-15
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1996
                                        -----------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------------

                        Commission File No.    0-7798
                                           --------------

                             FIRST WILKOW VENTURE
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ILLINOIS                                              36-6169280
- -------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)


     180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                  60601
- ------------------------------------------------------           ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (312) 726-9622
                                                   ------------------------

                                 NOT APPLICABLE
- ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


              Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
              YES    X      NO
                   -------      -------

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                            MARCH 31,
                                                                              1996              DECEMBER 31,
                                                                          (UNAUDITED)             1995
                                                                          -----------     --------------------
                                                          ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

         Land                                                           $  7,311,455               $  8,698,675
         Buildings and Improvements                                       45,135,084                 56,540,021
         Fixtures and Equipment                                              114,830                    138,384
                                                                        ------------               ------------
                 Total                                                    52,561,369                 65,377,080
         Less-Accumulated Depreciation                                    15,503,261                 19,726,068
                                                                         -----------                -----------
                 Net Real Estate                                          37,058,108                 45,651,012
         Investments in Real Estate Partnerships                           5,170,036                  5,130,522
                                                                         -----------                -----------
                 Total                                                    42,228,144                 50,781,534
                                                                         -----------                -----------

LOANS RECEIVABLE                                                           1,157,134                  1,452,639
                                                                          ----------                -----------

OTHER ASSETS

         Cash                                                                381,586                    328,852
         Certificates of Deposit                                             237,998                    162,998
         Receivable                                                          419,874                    551,307
         Prepaid Expenses                                                      8,993                      1,062
         Deposits                                                            302,278                    598,870
         Deferred Charges                                                    957,683                  1,197,568
                                                                         -----------                -----------
                 Total                                                     2,308,412                  2,840,657
                                                                         -----------                -----------

                 TOTAL ASSETS                                            $45,693,690                $55,074,830
                                                                         ===========                ===========

                                            LIABILITIES AND PARTNERS' CAPITAL


MORTGAGES AND LOANS PAYABLE

         Mortgages Payable                                               $31,827,069                $37,124,893
         Notes Payable                                                       994,488                  3,649,822
                                                                         -----------                -----------
                 Total                                                    32,821,557                 40,774,715
                                                                         -----------                -----------

OTHER LIABILITIES

         Accounts Payable and Accrued Expenses                               242,870                    240,092
         Accrued Property Taxes                                            1,838,119                  2,470,265
         Deferred State Income Taxes                                         200,000                    200,000
         Security Deposits and Prepaid Rent                                  396,331                    555,767
         Accrued Interest                                                     55,319                    365,078
                                                                         -----------                -----------
                 Total                                                     2,732,639                  3,831,202
                                                                         -----------                -----------

MINORITY INTEREST                                                          1,464,392                  1,579,357
                                                                         -----------                -----------

PARTNERS' CAPITAL (178,972 units authorized and issued)                    8,675,102                  8,889,556
                                                                         -----------                -----------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $45,693,690                $55,074,830
                                                                         ===========                ===========

Note: Balance Sheet at 12/31/95 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1996             1995
                                                                         ------------     ------------
REVENUES

   Rental Income                                                          $2,231,601     $2,873,649
   Hotel Income                                                                    0        773,651
   Interest Income                                                            32,884         36,548
   Other Income                                                                3,615          7,902
                                                                          ----------     ----------

                                                                           2,268,100      3,691,750
                                                                          ----------     ----------
PARTNERSHIP INVESTMENTS' INCOME (L0SS)

   Share of Net Income (Loss)                                                 55,578         10,787
   Provision for Loss in Book Value                                                -                           -
                                                                          ----------     ----------
                                                                              55,578         10,787
                                                                          ----------     ----------
EXPENSES

   Operating Expenses                                                        667,546      1,174,485
   Real Estate Taxes                                                         606,072        726,262
   Depreciation and Amortization                                             456,400        617,100
   Interest Expense                                                          732,713      1,077,418
   General and Administrative                                                162,818        285,169
                                                                          ----------     ----------
                                                                           2,625,549      3,880,434
                                                                          ----------     ----------

INCOME (LOSS) BEFORE
   MINORITY INTEREST
   AND TAXES                                                                (301,871)      (177,897)

MINORITY INTEREST IN
   SUBSIDIARIES NET LOSS                                                      87,415          1,322

PROVISION FOR STATE
   INCOME TAXES                                                                    0              0
                                                                          ----------     ----------

NET INCOME (LOSS)                                                         $ (214,456)    $ (176,575)
                                                                          ==========     ==========

EARNINGS PER UNIT
   BASED ON 178,972 UNITS OUTSTANDING                                     $    (1.20)    $     (.99)
                                                                          ==========     ==========

DISTRIBUTION PER UNIT                                                     $     0.00     $     0.00
                                                                          ==========     ==========


NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                           --------------------------------
                                                                             1996                      1995
                                                                         ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                        $  (214,456)              $ (176,575)

  Non Cash Items Included in Net Income

         Loss on Sale of Real Estate                                         271,076                        0
         Minority Interest in Subsidiaries
                 Net Income/Loss                                             (87,415)                  (1,322)
         Depreciation and Amortization                                       456,400                  617,100
         Amortization of Debt Forgiveness Income                            (276,506)                 (18,417)
         (Decrease) Increase in Net Payables and
                 Accrued Expense                                            (420,193)                 167,224
         Share of Partnership's Net (Income) Loss                            (55,578)                 (10,787)
                                                                         -----------               ----------

Total Cash Provided (Used) from Operating Activities                        (112,216)                 577,223
                                                                         -----------               ----------


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash Provided from Sale of Real Estate                            8,197,646                        0
         Partnership Investment Draws                                         45,069                   64,640
         (Increase) in Land and Buildings                                    (65,839)                 (44,270)
         Investment in Partnerships                                          (29,005)                  (2,751)
         (Decrease) Increase in Minority Interest                            (27,550)                 (24,550)
         (Decrease) Increase in Mortgage and Notes Payable                (2,655,333)                 244,129
         (Increase) Decrease in Mortgage and Notes Receivable                295,505                  (78,217)
         Investment in Deferred Charges                                      (26,493)                 (35,105)
                                                                         -----------               ----------

Total Cash Provided (Used) from Investing Activities                       5,734,000                  123,876
                                                                         -----------               ----------


CASH FLOWS FROM FINANCING ACTIVITIES

         Mortgage Principal Payments Upon Sale of Real Estate             (5,185,580)                       0
         Mortgage Principal Payments                                         (94,014)                (111,472)
                                                                         -----------               ----------

Total Cash Provided (Used) from Financing Activities                      (5,279,594)                (111,472)
                                                                         -----------               ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  127,734                  589,627

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                   491,850                  529,136

CASH AND EQUIVALENTS - END OF PERIOD                                     $   619,584               $1,118,763
                                                                         ===========               ==========

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


Accounting Policies

         The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

         Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details for the Partnership's financial condition, results of operations, changes in Partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 MARCH 31, 1996


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1995 for a discussion of the partnership's business.

         On January 18, 1996, Freeport Office Partners Limited sold the 8505 Freeport Office Building for $8,503,150, resulting in full repayment of the $5,185,580 first mortgage and the $2,000,0000 subordinated debenture. The Registrant received $615,983 as repayment of previous operating deficit loans. A provision for loss in book value of $1,400,000, equal to the estimated loss to the Registrant on the disposition of the property, was recognized in 1995. An additional loss of $271,076 is included in 1996.

         For the Quarter ended March 31, 1996, revenues and expenses were $2,268,100 and $2,625,549, respectively, compared to $3,691,750 and $3,880,434 for the quarter ended March 31, 1995. The variances are primarily due to the disposition of the 8505 Freeport Office Building and Tango Bay Suites. The decreases in revenues and expenses from the comparative period of 1995 related to the 8505 Freeport Office Building were approximately $556,000 and $411,000. The decreases in revenues and expenses from the comparative period of 1995 related to Tango Bay Suites were approximately $774,000 and $843,000.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 1996 and 1995.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST WILKOW VENTURE




                                   By: Marc R. Wilkow
                                       ----------------------------------
                                       Marc R. Wilkow, General Partner and
                                       President of M & J Wilkow, Ltd., its
                                       Managing Agent


DATED:  May 13, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 13, 1996.





                                       Clifton J. Wilkow
                                       -------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M & J Wilkow, Ltd.



                                       Thomas Harrigan
                                       -------------------------------
                                       Thomas Harrigan, Vice President of
                                       M & J Wilkow, Ltd.