Form 10-Q
period 1996-06-30
FIRST WILKOW VENTURE
filed 1996-08-13
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]    For the quarterly period ended  June 30, 1996
                                       -----------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from                    to
                                      --------------------    ------------------

                        Commission File No.    0-7798
                                            -------------

                             FIRST WILKOW VENTURE
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          ILLINOIS                                              36-6169280

- ----------------------------------------------------         -------------------
          State or other jurisdiction of                        (IRS Employer
          incorporation or organization                      Identification No.)


180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                      60601
- --------------------------------------------                    ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (312) 726-9622
                                                   -----------------------------

                                NOT APPLICABLE
- --------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES  X      NO
                       ---        ---

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                            JUNE 30,
                                                                             1996                    DECEMBER 31,
                                                                          (UNAUDITED)                   1995
                                                                         ------------                ----------

                                    ASSETS
REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

         Real Estate

         Land                                                            $  7,311,455               $ 8,698,675
         Buildings and Improvements                                        45,259,096                56,540,021
         Fixtures and Equipment                                               114,830                   138,384
                                                                         ------------               -----------
                 Total                                                     52,685,381                65,377,080
         Less-Accumulated Depreciation                                     15,848,213                19,726,068
                                                                         ------------               -----------
                 Net Real Estate                                           36,837,168                45,651,012

         Investments in Real Estate Partnerships                            5,273,327                 5,130,522
                                                                         ------------               -----------
                 Total                                                     42,110,495                50,781,534
                                                                         ------------               -----------

LOANS RECEIVABLE                                                            1,223,508                 1,452,639
                                                                         ------------               -----------

OTHER ASSETS

         Cash                                                                 368,933                   328,852
         Certificates of Deposit                                              277,998                   162,998
         Receivable                                                           466,867                   551,307
         Prepaid Expenses                                                      15,555                     1,062
         Deposits                                                             661,931                   598,870
         Deferred Charges                                                     975,544                 1,197,568
                                                                         ------------               -----------
                 Total                                                      2,766,828                 2,840,657
                                                                         ------------               -----------
                 TOTAL ASSETS                                            $ 46,100,831               $55,074,830
                                                                         ============               ===========

                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

         Mortgages Payable                                               $ 31,702,664               $37,124,893
         Notes Payable                                                        904,488                 3,649,822
                                                                         ------------               -----------
                 Total                                                     32,607,152                40,774,715
                                                                         ------------               -----------

OTHER LIABILITIES

         Accounts Payable and Accrued Expenses                                235,135                   240,092
         Accrued Property Taxes                                             2,341,111                 2,470,265
         Deferred State Income Taxes                                          200,000                   200,000
         Security Deposits and Prepaid Rent                                   389,858                   555,767
         Accrued Interest                                                      53,569                   365,078
                                                                         ------------               -----------
                 Total                                                      3,219,673                 3,831,202
                                                                         ------------               -----------

MINORITY INTEREST                                                           1,479,717                 1,579,357
                                                                         ------------               -----------

PARTNERS' CAPITAL (178,972 units authorized and issued)                     8,794,289                 8,889,556
                                                                         ------------               -----------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $ 46,100,831               $55,074,830
                                                                         ============               ===========

Note: Balance Sheet at 12/31/95 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



                                                Three Months                       Six Months
                                               Ended June 30,                     Ended June 30,
                                        ---------------------------      -----------------------------
                                           1996             1995             1996             1995
                                        ----------       ----------      ------------      -----------
REVENUES

   Rental Income                        $2,346,416       $2,643,737       $4,578,017       $5,517,386
   Hotel Income                                  0          672,416                0        1,446,067
   Interest Income                          37,893           42,769           70,777           79,317
   Other Income                             23,949           30,360           27,564           38,262
                                        ----------       ----------      ------------      -----------
                                         2,408,258        3,389,282        4,676,358        7,081,032
                                        ----------       ----------      ------------      -----------

PARTNERSHIP INVESTMENTS' INCOME (L0SS)

   Share of Net Income (Loss)               80,940           21,499          136,518           32,286
                                        ----------       ----------      ------------      -----------
                                            80,940           21,499          136,518           32,286
                                        ----------       ----------      ------------      -----------
EXPENSES

   Operating Expenses                      567,842        1,121,687        1,235,388        2,296,172
   Real Estate Taxes                       581,276          699,318        1,187,348        1,425,580
   Depreciation and Amortization           395,115          617,018          851,515        1,234,118
   Interest Expense                        670,030        1,101,920        1,402,743        2,179,338
   General and Administrative              112,871          309,756          275,689          594,925
                                        ----------       ----------      ------------      -----------
                                         2,327,134        3,849,699        4,952,683        7,730,133
                                        ----------       ----------      ------------      -----------

INCOME (LOSS) BEFORE
   MINORITY INTEREST
   AND TAXES                               162,064         (438,918)        (139,807)        (616,815)

MINORITY INTEREST IN
   SUBSIDIARIES NET LOSS                   (42,875)          43,128           44,540           44,450

PROVISION FOR STATE
   INCOME TAXES                                  0                0                0                0
                                        ----------       ----------      ------------      -----------
NET INCOME (LOSS)                       $  119,189       $ (395,790)     $   (95,267)      $ (572,365)
                                        ==========       ===========     ============      ===========
EARNINGS PER UNIT
    BASED ON 178,972
    UNITS OUTSTANDING                       $  .67          $ (2.21)         $  (.53)          $(3.20)
                                            ======          =======          ========          =======
DISTRIBUTION PER UNIT                       $ 0.00          $  0.00          $  0.00           $ 0.00
                                            ======          =======          ========          =======



NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                --------------------------------------
                                                                    1996                      1995
                                                                -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                               $   (95,267)               $ (572,365)

   Non Cash Items Included in Net Income

         Loss On Sale of Real Estate                                271,076                         0
         Minority Interest in Subsidiaries
                 Net Income/Loss                                    (44,540)                  (44,450)
         Depreciation and Amortization                              851,515                 1,234,118
         Amortization of Debt Forgiveness Income                   (294,690)                  (36,788)
         (Decrease) Increase in Net Payables and
                 Accrued Expense                                   (346,369)                  140,997
         Share of Partnership's Net (Income) Loss                  (136,518)                  (32,286)


Total Cash Provided (Used) from Operating Activities                205,207                   689,226


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash Provided from the Sale of Real Estate               8,197,646                         0
         Partnership Investment Draws                               120,817                   189,391
         (Increase) in Land and Buildings                          (160,644)                 (377,566)
         Investment in Partnerships                                (127,105)                   (2,751)
         (Decrease) Increase in Minority Interest                   (55,100)                  (49,100)
         (Decrease) Increase in Mortgage and Notes Payable       (2,745,333)                  459,707
         (Increase) Decrease in Mortgage and Notes Receivable       229,131                   (58,862)
         Investment in Deferred Charges                            (123,724)                 (106,161)
                                                               ------------                ----------

Total Cash Provided (Used) from Investing Activities              5,335,688                    54,658
                                                               ------------                ----------


CASH FLOWS FROM FINANCING ACTIVITIES

         Mortgage Principal Payments Upon Sale of Real Estate    (5,185,580)                        0
         Mortgage Principal Payments                               (200,234)                 (200,154)
                                                               ------------                ----------

Total Cash Provided (Used) from Financing Activities             (5,385,814)                 (200,154)
                                                               ------------                ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         155,081                   543,730

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                          491,850                   529,136
                                                               ------------                ----------

CASH AND EQUIVALENTS - END OF PERIOD                           $    646,931                $1,072,866
                                                               ============                ==========



                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



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

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 JUNE 30, 1996


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1995 for a discussion of the partnership's business.

         On January 18, 1996, Freeport Office Partners Limited sold the 8505 Freeport Office Building for $8,503,150, resulting in full repayment of the $5,185,580 first mortgage and the $2,000,000 subordinated debenture. The Registrant received $615,983 as repayment of previous operating deficit loans. A provision for loss in book value of $1,400,000, equal to the estimated loss to the Registrant on the disposition of the property, was recognized in 1995. An additional loss of $271,076 is included in 1996.

         On July 1, 1996, the Registrant invested an additional $98,100 in M & J/Grove Limited Partnership in connection with the purchase of 981 Call Units. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum and will receive their proportionate share of the first $367,500 of available cash flows upon sale or refinancing. Any proceeds remaining thereafter, will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners, until their original investment has been recovered in full. The proceeds of the M & J/Grove Limited Partnership capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A Limited Guaranty covering 28.41%, or $1,562,500 of the mortgage loan was guaranteed by third parties on behalf of M & J/Grove Limited Partnership. The Registrant guaranteed $520,833, an amount which approximates 28.41% of its ownership interest in M & J/Grove Limited Partnership, exclusive of subordinated equity interests which have no value.

         For the six months ended June 30, 1996, revenues and expenses were $4,676,358 and $4,952,683, respectively, compared to $7,081,032 and $7,730,133 for the six months ended June 30, 1995. The variances are primarily due to the disposition of the 8505 Freeport Office Building and Tango Bay Suites. The decreases in revenues and expenses from the comparative period of 1995, which are related to the 8505 Freeport Office Building, were approximately $825,000 and $949,680, respectively. The decreases in revenues and expenses from the comparative period of 1995, which are related to Tango Bay Suites, were approximately $1,446,067 and $1,714,911, respectively.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 1996 and 1995.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FIRST WILKOW VENTURE




                             By: Marc R. Wilkow
                                 --------------------------------------
                                 Marc R. Wilkow, General Partner and
                                 President of M & J Wilkow, Ltd., its
                                 Managing Agent


DATED:  August 9, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 9, 1996.





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