Form 10-Q
period 1996-09-30
FIRST WILKOW VENTURE
filed 1996-11-13
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1996
                                         ---------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------      -----------------

                        Commission File No.  0-7798
                                            ---------------

                            FIRST WILKOW VENTURE
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          ILLINOIS                                          36-6169280
-------------------------------                         ------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

 180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                       60601
---------------------------------------------                   ----------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (312) 726-9622
                                                   -----------------------------


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES   X      NO
                       -----       -----

                             FIRST WILKOW VENTURE
                           (A LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEET

                                                                       September 30,
                                                                          1996         December 31,
                                                                       (Unaudited)        1995
                                                                       -----------     -----------
                                 ASSETS
REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:

     Land                                                              $ 7,311,455     $ 8,698,675
     Buildings and Improvements                                         45,413,267      56,540,021
     Fixtures and Equipment                                                116,648         138,384
                                                                       -----------     -----------
            Total                                                       52,841,370      65,377,080
     Less-Accumulated Depreciation                                      16,194,752      19,726,068
                                                                       -----------     -----------
            Net Real Estate                                             36,646,618      45,651,012
Investment in Real Estate Partnerships                                   5,294,055       5,130,522
                                                                       -----------     -----------
            Total                                                       41,940,673      50,781,534
                                                                       -----------     -----------

LOANS RECEIVABLE                                                         1,224,274       1,452,639
                                                                       -----------     -----------

OTHER ASSETS

     Cash                                                                  205,712         328,852
     Certificates of Deposit                                               287,998         162,998
     Receivable                                                            416,548         551,307
     Prepaid Expenses                                                        5,821           1,062
     Deposits                                                              365,822         598,870
     Deferred Charges                                                    1,006,332       1,197,568
                                                                       -----------     -----------
            Total                                                        2,288,233       2,840,657
                                                                       -----------     -----------

            TOTAL ASSETS                                               $45,453,180     $55,074,830
                                                                       ===========     ===========

                                 LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

     Mortgages Payable                                                 $31,466,093     $37,124,893
     Notes Payable                                                       1,254,488       3,649,822
                                                                       -----------     -----------
            Total                                                       32,720,581      40,774,715
                                                                       -----------     -----------

OTHER LIABILITIES

     Accounts Payable and Accrued Expenses                                 249,074         240,092
     Accrued Property Taxes                                              1,762,890       2,470,265
     Deferred State Income Taxes                                           200,000         200,000
     Security Deposits and Prepaid Rent                                    389,554         555,767
     Accrued Interest                                                       45,366         365,078
                                                                       -----------     -----------
            Total                                                        2,646,884       3,831,202
                                                                       -----------     -----------

MINORITY INTEREST                                                        1,432,033       1,579,357
                                                                       -----------     -----------

PARTNERS' CAPITAL  (178,972 units authorized and issued)                 8,653,682       8,889,556
                                                                       -----------     -----------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $45,453,180     $55,074,830
                                                                       ===========     ===========


Note:   Balance Sheet at 12/31/95 has been taken from the audited financial statements at that date.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF OPERATIONS
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)


                                                          Three Months                     Nine Months
                                                  ------------------------         ---------------------------
                                                     Ended September 30,               Ended September 30,
                                                     1996          1995               1996            1995
                                                  ----------    ----------         ----------      -----------
REVENUES

    Rental Income                                 $2,263,803    $2,748,438         $6,841,820      $ 8,265,824
    Hotel Income                                           0             0                  0        1,446,067
    Interest Income                                   41,772        38,909            112,549          118,226
    Other Income                                      55,646        10,200             83,210           48,462
                                                  ----------    ----------         ----------      -----------
                                                   2,361,221     2,797,547          7,037,579        9,878,579
                                                  ----------    ----------         ----------      -----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

    Share of Net Income (Loss)                        70,361       127,215            206,879          159,501
                                                  ----------    ----------         ----------      -----------
                                                      70,361       127,215            206,879          159,501
                                                  ----------    ----------         ----------      -----------

EXPENSES

    Operating Expenses                               683,638       776,314          1,919,026        3,072,486
    Real Estate Taxes                                577,857       497,859          1,765,205        1,923,439
    Depreciation and Amortization                    432,389       552,162          1,283,904        1,786,280
    Interest Expense                                 675,839       911,198          2,078,582        3,090,536
    Bad Debt Expense                                       0       106,502                  0          106,502
    General and Administrative                       222,600       127,220            498,289          722,145
                                                  ----------    ----------         ----------      -----------
                                                   2,592,323     2,971,255          7,545,006       10,701,388
                                                  ----------    ----------         ----------      -----------

INCOME (LOSS) BEFORE
    MINORITY INTEREST
    AND TAXES                                       (160,741)      (46,493)          (300,548)        (663,308)

MINORITY INTEREST IN
    SUBSIDIARIES NET LOSS                             20,134        32,709             64,674           77,159

PROVISION FOR STATE
    INCOME TAXES                                           0             0                  0                0
                                                  ----------    ----------         ----------      -----------

NET INCOME (LOSS)                                 $ (140,607)   $  (13,784)        $ (235,874)     $  (586,149)
                                                  ==========    ==========         ==========      ===========

EARNINGS PER UNIT BASED
ON 178,972 UNITS OUTSTANDING                      $    (0.79)   $    (0.08)        $    (1.32)     $     (3.27)
                                                  ==========    ==========         ==========      ===========

DISTRIBUTION PER UNIT                             $     0.00    $     0.00         $     0.00      $      0.00
                                                  ==========    ==========         ==========      ===========



NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1996               1995
                                                                -----------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                               $  (235,874)       $  (586,149)

Non Cash Items Included in Net Income

       Loss on Sale of Real Estate                                  271,076                  0
       Minority Interest in Subsidiaries Net Income/Loss            (64,674)           (77,159)
       Depreciation and Amortization                              1,283,904          1,786,280
       Amortization of Debt Forgiveness Income                     (312,827)           (55,112)
       (Decrease) Increase in Net Payable and Accrued Expense      (562,996)           237,625
       Share of Parntership's Net (Income) Loss                    (206,879)           (22,256)
       Ending Cash of Properties Disposed of During Period                0            (42,453)
       Bad Debt Loss                                                      0            106,502
                                                                -----------        -----------

Total Cash Provided (Used) from Operating Activities                171,730          1,347,278
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Partnership Investment Draws                                 183,330            215,923
       Cash Provided from Sale of Real Estate                     8,197,646             -
       (Increase) in Land and Buildings                            (316,634)          (501,187)
       Investment in Partnerships                                  (139,983)        (1,143,943)
       (Decrease) Increase in Minority Interest                     (82,650)           103,905
       (Decrease) Increase in Mortgage and Notes Payable           (970,333)         2,909,707
       (Increase) Decrease in Mortgage and Notes Receivable         228,365           (126,799)
       Investment in Deferred Charges                              (240,362)          (242,985)
                                                                -----------        -----------

Total Cash Provided (Used) from Investing Activites               6,859,379          1,214,621
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Mortgage Principal Payments                               (7,029,249)        (2,154,797)
                                                                -----------        -----------

Total Cash Provided (Used) from Financing Activities             (7,029,249)        (2,154,797)
                                                                -----------        -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           1,860            407,102

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                          491,850            529,136
                                                                -----------        -----------
CASH AND EQUIVALENTS - END OF PERIOD                            $   493,710        $   936,238
                                                                ===========        ===========


                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996



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

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996




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

         On July 1, 1996, the Registrant invested an additional $98,100 in M & J/Grove Limited Partnership in connection with the purchase of 981 Call Units. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds. Any proceeds remaining thereafter, will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M & J/Grove Limited Partnership capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A Limited Guaranty covering 28.41%, or $1,562,500 of the mortgage loan was made by third parties on behalf of M & J/Grove Limited Partnership. The Registrant guaranteed $520,833, an amount which approximates 28.41% of its ownership interest in M & J/Grove Limited Partnership, exclusive of subordinated equity interests which have no value.

         On September 30, 1996 M & J/Sheridan Limited Partnership refinanced the Highland Park Professional Center located at 1893 Sheridan Road in Highland Park, Illinois. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.

         For the nine months ended September 30, 1996, revenues and expenses were $7,037,579 and $7,545,006, respectively, compared to $9,878,579 and $10,701,388 for the nine months ended September 30, 1995. The variances are primarily due to the disposition of the 8505 Freeport Office Building and Tango Bay Suites. The decreases in revenues and expenses from the comparative period of 1995, which are related to the 8505 Freeport Office Building, were approximately $1,330,000 and $1,133,000, respectively. The decreases in revenues and expenses from the comparative period of 1995, which are related to Tango Bay Suites, were approximately $1,446,067 and $1,714,911, respectively.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 1996 and 1995.


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


                                        FIRST WILKOW VENTURE



                                        By: Marc R. Wilkow
                                            ------------------------------------
                                            Marc R. Wilkow, General Partner and
                                            President of M & J Wilkow, Ltd., its
                                            Managing Agent


DATED:    November 10, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 1996.



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