Form 10-K
period 1996-12-31
FIRST WILKOW VENTURE
filed 1997-03-31
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 (FEE REQUIRED)

            For the year ended December 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from          to         .
     ---------------------------------------------------------------------------


                         Commission File Number 0-7798

                  FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

             Illinois                   36-6169280
         -----------------------  ------------------------------------
         (State of Organization)  (I.R.S. Employer Identification No.)


              180 North Michigan Avenue, Chicago, Illinois  60601
                    (Address of Principal Executive Offices)

      Registrant's Telephone Number, including area code:  (312) 726-9622

       Securities Registered Pursuant to Section 12(h) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

               Units of Partnership Interest, Exchange Value $86
                                (Title of Class)


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

                                     PART I
ITEM 1 - BUSINESS
ORGANIZATION

     First Wilkow Venture (the "Registrant") is a limited partnership composed of 482 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

     Marc R. Wilkow and Clifton J. Wilkow have been engaged in real estate activities for over 20 years as officers of M&J Wilkow, Ltd., a closely held corporation, and certain affiliated companies which have been involved (through their predecessors in interest) in the acquisition, sale, development, leasing, operation, brokerage and management of real estate since 1939.

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

DESCRIPTION OF BUSINESS

     The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 1996, there are 29 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and
undeveloped land.    Twenty-four of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: three are residential projects; thirteen are shopping centers; six are office buildings; one is a real estate investment trust; and one is undeveloped land.

     The remaining five properties are owned and operated by the Registrant. Two are office buildings, and three are shopping centers.
CHANGES IN PROPERTIES

     During the calendar year ended December 31, 1996, certain of the property investments held by the Registrant underwent the changes described below:

  (a)  Purchases:
            None

  (b)  Sales:

     On January 18, 1996, the Registrant sold the 8505 Freeport Office Building for $8,503,150.

          On December 24, 1996, the Registrant sold 6.1 acres of unimproved land in Fort Myers, Florida, for $1,329,830, resulting in a net gain of $150,200.

  (c)  Proposed Purchases and Sales:

        There were no proposed purchases and sales during the year ended December 31, 1996.

  (d)  Declined Purchases:

        There were no declined purchases during the year ended December 31, 1996.

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

ITEM 2 - PROPERTIES

     The Registrant has an ownership interest in the following properties as of December 31, 1996:
PROPERTIES INVOLVING NET LEASES

     23 EAST FLAGLER, MIAMI, FLORIDA

     The property is a three-story commercial building located in downtown Miami, Florida, which was net leased to McCrory Corporation for a term of 25 years, with four five-year options. The property is unencumbered by any mortgage debt. The scheduled net rent through January 31, 2000, is $61,425 per year. Prior to May 2, 1996, McCrory Corporation filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In response to a motion filed on behalf of the Registrant to either (i) compel McCrory Corporation to comply with its obligations under the lease or (ii) reject the lease, a settlement was reached which, as subsequently amended, would allow McCrory Corporation to reject the lease and yet retain possession through April 30, 1997, to complete an inventory liquidation process. The Registrant has retained CB Commercial to assist the Registrant in connection with its efforts to either lease or sell the property.

     47TH & HALSTED, CHICAGO, ILLINOIS

     This property is a 148,469 square foot commercial complex acquired in 1968 at a cost of $1,994,842. The property was leased on a 25-year net lease, expiring on April 30, 1993, to Community Discount Centers, Inc. In addition, the tenant has three five-year options at a rental during each option of $205,264 per annum. The first and second five-year options have been exercised. On January 16, 1981, the lease was assigned to the Zayre Corp., to be operated as a Zayre Department Store. As a result of the acquisition of Zayre Corp. by Ames Department Stores, Inc., the latter succeeded to the tenant's position under the lease. On April 25, 1990, Ames filed a petition for relief under the United States Bankruptcy Code and on December 21, 1990, elected to accept the lease. Subsequently, on January 15, 1991, the Zayre Corp. assigned its interest in the lease to Fairplay, Inc. The tenant is directly responsible for all taxes and common area maintenance expenses.

     The property is encumbered by a mortgage securing two promissory notes in the original principal amounts of $1,800,000 and $600,000, maturing December 31, 2003, and bearing interest at the respective rates of 7% and 4.96% per annum.

PROPERTIES INVOLVING PARTICIPATIONS

     FIRST RON VENTURE (APOLLO APARTMENTS)

     The Apollo Apartments consist of 256 units (128 one-bedroom and 128 two-bedroom) built on 10 acres of land on Britton Road in Oklahoma City, Oklahoma. The project is owned by Apollo Associates, a limited partnership of which First Ron Venture, a joint venture, owns 38%. The Registrant has a one-third interest in First Ron Venture. The Registrant paid $260,000 for its interest in May 1978. The limited partners are entitled to a cash flow priority of 9% per annum. The Registrant also acquired 10 limited partnership units (3.831% interest) in First Apollo Associates, which has a one-third interest in First Ron Venture.

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

     At August 1, 1994, the project was refinanced with a restructured first mortgage in the reduced principal amount of $6,740,000 bearing interest at 8.875% per annum. Terms included the monthly payment of principal and interest totaling $55,986 and a balloon payment of $6,040,052 on July 1, 2001. In conjunction with the refinancing, the Registrant made an unsecured loan for $314,516 representing the Registrant's share of the $1,625,000 in partner loans needed to pay down the mortgage principal balance in order to obtain the benefits of the restructured loan. The note terms included interest at 7.52% and a maturity date of July 18, 2004. The outstanding balance at December 31, 1996, was $295,161.

     On January 16, 1997, the property was sold for $11,750,000, resulting in full payment of the first mortgage and the partner loans. In addition, the Registrant received an equity distribution of $690,360, resulting in an estimated loss on disposition of $154,000. A provision for loss in book value equal to the estimate is recognized in 1996.

     M&J/LARGO LIMITED PARTNERSHIP (SUN POINTE PLACE APARTMENTS)

     The Registrant invested a total of $694,227 to acquire 756 limited partnership units (a 25.1% interest) in M&J/Largo Limited Partnership. M&J/Largo Limited Partnership owned a 91.12% of Sun Pointe Place Limited Partnership, which developed and owned a 140 furnished one-bedroom unit apartment complex.

     The project, located on Bay Drive in Largo, Florida, was sold on February 12, 1997, for $2,600,000. A portion of the sale proceeds were used to pay the balance of a $200,000 mortgage obtained on October 13, 1994. The remainder of the net sale proceeds were paid to M&J/Largo Limited Partnership when it exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership, simultaneous with the sale of the property. The Registrant anticipates receiving a final equity distribution from M&J/Largo Limited Partnership of approximately $575,000, resulting in an estimated loss on disposition of $119,000. A provision for loss in book value equal to the estimate is recognized in 1996.

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

     ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

     In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $460,910 have been funded to cover the Registrant's pro rata share of the costs of carrying the property and paying off the mortgage loan in full. Net cash flow and residual proceeds are required to be distributed in accordance with the partners' respective interests.

     XXI OFFICE PLAZA ASSOCIATES (CENTURY XXI OFFICE BUILDING)

     Century XXI Office Plaza is an office complex built in 1971-1973, which is located in Germantown, Maryland, a suburb of Washington, D.C. The property consists of three separate office buildings and a connecting five-level parking deck, on a site in excess of six acres. The office buildings have a total leasable area of 179,385 square feet. The property has two 30-year mortgages from Teachers Insurance and Annuity Association of America in the combined original principal amount of $5,500,000. The mortgagee, in addition to the regular monthly payments due under the mortgage, participates in 25% of the gross income over $1,160,000. The Registrant owns a 13.907% limited partnership interest in XXI Office Plaza Associates, the partnership that was formed to acquire the subject property. In addition, the Registrant owns 50 units (an 8.28% interest) in 21st M&J Venture, which has a 16% interest in XXI Office Plaza Associates and 35 units (a 7.59% interest) in Orhow Associates, which has a 12.2% interest in XXI Office Plaza Associates.

     During September 1994, the Registrant made an unsecured loan for $27,814 representing the Registrant's share of the $200,000 in partner loans needed for capital improvements. The notes bear interest at prime and will be due December 31, 1999.

     On February 1, 1996, a tenant occupying approximately 40% of the leasable area vacated the office building. As of December 31, 1996, XXI Office Plaza Associates had leased 45% of the space vacated by the tenant.

     M&J/GROVE LIMITED PARTNERSHIP (THE GROVE OFFICE PARK)

     The Grove Office Park consists of three two-story office buildings lying on six acres of land located in Wheaton, Illinois. The complex contains 105,454 square feet of prime office space with parking available for 343 cars.

     Through December 31, 1995, the Registrant had invested a total of $931,000 to acquire 981 limited partnership units (a 23.08% interest) in M&J/Grove Limited Partnership ("M&J/Grove"). In addition, the Registrant owns seven units (a 3.02% interest) in Wilkow/Grove Partners L.P., which has a 5.87% interest in M&J/Grove. As a Class A Limited Partner, the Registrant is entitled to an 8% cumulative priority claim.

     On July 1, 1996, the Registrant invested an additional $98,100 in M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in the investment to 28.03%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds pro rata. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A limited guaranty covering 28.41%, or $1,562,500, of the mortgage loan was made by third parties on behalf of M&J/Grove. The Registrant guaranteed $520,833, an amount which approximates 28.41% of its ownership interest in M&J/Grove, exclusive of subordinated equity interests which have no value. The property is also encumbered by unsecured debentures of $1,000,000, which mature on May 1, 2001, and bear interest at 9% per annum, payable quarterly.

     L-C OFFICE PARTNERSHIP IV (LAKE COOK OFFICE CENTRE - BUILDING IV)

     The Registrant holds an investment of 2,434 limited partnership units (a 74.69% interest) in L-C Office Partnership IV, which has a 94.0% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake Cook Development"), the owner of a 58.50% undivided interest in Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located on a hilly, landscaped setting in North Royalton, Ohio. Each apartment has a washer and dryer, as well as either a patio or terrace. Many apartments also include fireplaces, dens and lofts. In terms of common areas, the complex includes a clubhouse, pool and deck area, Jacuzzi and racquetball court.

     In addition, the Registrant owns limited partnership interests in the partnerships scheduled below whose sole asset is represented by an interest in Lake Cook Development. The following is a recap of these interests:

                                              Owned by                 Ownership in
                                             Registrant            Lake Cook Development
                                       --------------------      ------------------------
    Partnership                        # of Units%    Interest           % Interest
-------------------------------------  -----------------------          -----------
    544 Arizona Associates                  61         13.034%               .383%

    Fifth Arizona Associates                 3           .667                .154

    Fifth Orlando Associates                83         11.690                .242

    First Orlando Associates                50         10.000                .156

    Monterey Village Associates             45          5.625                .596

    Seventh M&J Associates                  35          8.274                .225

    TOP Investors Limited Partnership       95         95.000                .686


222 FEE ASSOCIATES

     The Registrant owns a 3.18% interest (58 units) in 222 Fee Associates, which holds multiple partnership and debenture investments.

     5601 N. SHERIDAN ASSOCIATES

     The Registrant owns a 13.04% interest (36 units) in 5601 N. Sheridan Associates, which holds partnership interests in XXI Office Plaza Associates and M&J/Crossroads Limited Partnership and an investment in Tango Bay Suites debentures.

     FIRST CANDLEWICK ASSOCIATES

     The Registrant owns an 11.96% interest (55 units) in First Candlewick Associates, which holds multiple partnership and debenture investments.

     SECOND WILKOW VENTURE

     The Registrant owns a 4.89% interest (197 units) in Second Wilkow Venture, which holds multiple partnership and debenture investments.

     209 WEST JACKSON

     On August 24, 1995, the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 144,608 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in Tango Bay Suites. As part of this transaction, Tango Bay Suites remains liable to the Registrant for loans advanced to fund operating deficits. The 209 West Jackson building is subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both bearing interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum. The Registrant posted a letter of credit for $150,000 as a part of this transaction. Due to the character of the investment, the Registrant is using the equity method to account for its interest in the 209 West Jackson building.

PROPERTIES INVOLVING PROMISSORY NOTES

     TANGO BAY SUITES, ORLANDO, FLORIDA

     On August 24, 1995, the Registrant exchanged its 57.67% undivided interest in Tango Bay Suites, a 158-unit all-suites hotel located on Westwood Drive in Orlando, Florida, for a 59.44% undivided interest in the 209 West Jackson office building located in Chicago, Illinois.

     At December 31, 1996, the Registrant has a loan receivable in the principal amount of $731,124 from Tango Bay Suites.

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

     M&J/FREEPORT LIMITED PARTNERSHIP (8505 FREEPORT OFFICE BUILDING)

     The Registrant invested a total of $5,139,000 to obtain a 68.85% limited partnership interest (5,164 units) in M&J/Freeport Limited Partnership, which acquired a 94.05% interest in Freeport Office Partners Limited, a limited partnership, which acquired an office building located at 8505 Freeport in Dallas, Texas.

     On January 18, 1996, the property was sold for $8,503,150, resulting in full repayment of the first mortgage and the subordinated debentures and return of approximately $600,000 in operating deficit loans previously received from the Registrant. A provision for loss in book value of $1,400,000, equal to the estimated loss to the Registrant on the disposition of the property, was recognized in 1995. An additional loss of $12,800 is included in 1996.

     M&J/RETAIL LIMITED PARTNERSHIP (TEN STRIP SHOPPING CENTERS)

     The Registrant originally invested a total of $3,995,000 to obtain a 56.97% interest in M&J/Retail Limited Partnership ("M&J/Retail"). The Registrant also owns three limited partnership units (.75% interest) in Wilkow/Retail Partners L.P., which has a 5.63% interest in M&J/Retail. On July 1, 1995, the Registrant sold 300 Class A units of M&J/Retail for a total of $314,800, resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

     On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing $1,112,677 of initial capital with, potentially, an additional funding requirement of $179,162 to cover unanticipated contingencies. Additional contributions of $74,951 have increased the total capital investment to $1,187,628. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $83,212 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J. The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow. Tower Corporation was organized to act as general partner, as aforesaid, in order to insulate M&J/Retail from personal liability.

     On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% interest in M&J/Crossroads Limited Partnership ("M&J/Crossroads"). M&J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000 on October 27, 1995, subject to a $19,550,000 first mortgage loan (which included a reserve for anticipated capital improvements). Until the completion of the expansion of several tenants and certain other economic parameters are met, the Crossroads of Roseville property will also serve as collateral for another mortgage loan, which is partially secured by a first mortgage lien against the 209 West Jackson building. The center is located on 19.9 acres of land in Roseville, Minnesota.

A summary of the properties in which M&J/Retail owns a majority interest is as follows:

                                     Net                Area
                                Rentable                Land               First            Interest  Mortgage
Property                   (Square Feet)             (Acres)            Mortgage                Rate  Maturity
--------------------  ------------------  ------------------  ------------------  ------------------  --------

Harlem & North                    22,775                1.00          $2,362,500               7.85%  01/01/99
Diversey & Sheffield              16,500                 .75           2,000,000              7.875%  04/01/99
Oak Lawn Promenade                32,576                1.95           3,175,000               8.25%  04/01/98
Oak Lawn Square                    9,746                 .67             890,000               8.25%  04/01/98
Broadway-Berwyn                   33,385                1.44           2,750,000               8.20%  07/31/00
Irving-Kimball                    14,062                 .55           1,450,000              8.875%  05/01/98
Melrose-Kimball                    9,653                 .36           1,250,000              8.875%  05/01/98
Archer-Central                    29,426                1.49           2,200,000              8.875%  05/01/98
Evergreen Commons                  8,981                 .41             530,000               8.25%  05/01/99
111th & Western                    9,620                 .36             618,000               8.25%  05/01/99
                      ------------------  ------------------  ------------------

                                 186,724                8.98         $17,225,500
                      ==================  ==================  ==================


     The Registrant is entitled to a cumulative cash flow priority in the amount of 9% per annum on its investment.

     M&J/SHERIDAN LIMITED PARTNERSHIP (HIGHLAND PARK PROFESSIONAL BUILDING)

     In April 1988, the Registrant invested $2,500,000 to obtain an 89.286% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building located at 1893 Sheridan Road in Highland Park, Illinois. The property is a three-story building situated on a quarter acre of land. On October 10, 1990, the property was encumbered with a $1,600,000 first mortgage loan bearing interest at the rate of 10.25% per annum which matured on October 1, 1996. On September 30, 1996, M&J/Sheridan Limited Partnership paid off the existing mortgage loan and refinanced the property. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.

     NAPERVILLE OFFICE COURT, NAPERVILLE, ILLINOIS

     In August 1986, pursuant to the terms of an exchange agreement, the Registrant acquired the Naperville Office Court for $4,830,000.

     On April 6, 1988, the Registrant procured a $3,000,000 first mortgage loan on the property which bears interest at the rate of 9.75% per annum and is due in May 1998. During 1993, the Registrant exercised an option to adjust the interest rate to 8.875%.

     Naperville Office Court is located at 1801 - 1813 Mill Street in Naperville, Illinois. Consisting of four single-story office buildings, the property rests on 5.5 acres, contains 66,405 net rentable square feet and provides parking space for 300 automobiles.

     UNDEVELOPED LAND (FORT MYERS, FLORIDA)

     On December 24, 1996, the Registrant sold the 6.11 acres of unimproved land it owned in Fort Myers, Florida, for $1,329,830, resulting in a net gain of $150,200.

     WATERFALL PLAZA, ORLAND PARK, ILLINOIS

     In March 1993, the Registrant acquired 100% ownership in the Waterfall Plaza in exchange for its interest in the 2101 Commercial Office Building.

     The project is subject to a $2,100,000 first mortgage loan with interest at the General Electric Capital Corporation commercial paper rate plus 4.50%.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the calendar year ended December 31, 1996, there were no matters submitted to the partners of the Registrant.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
         MATTERS

     The number of holders of record of equity securities of the Registrant as of December 31, 1996, was approximately:

            Title of Class                      Number of Record Holders
       ---------------------------------------  ------------------------
          Unit of Limited Partnership Interest            482

     The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA

                                            December 31,
                            1996       1995       1994        1993
                           ------     -------    -------    --------
      OPERATING RESULTS
      (IN THOUSANDS)

      Total Revenue         $9,874    $12,135     $14,445     $14,891

      Net Loss*             $(  99)   $(2,327)    $(3,119)    $(3,116)

PARTNERSHIP UNIT DATA
(PER PARTNERSHIP UNIT)

   Net Loss:
     General Partner*       $( .55)  $( 13.00)    $(17.43)    $(15.10)

     Limited Partner*       (  .55)   ( 13.00)     (17.43)     (15.10)

   Cash Distributions Paid:
     General Partner        $    -   $      -     $     -     $  2.00

     Limited Partner             -          -           -        2.00



* Includes gain (loss) on sale of real estate properties



                                                 December 31,

                                        1996     1995     1994     1993
                                     -------  -------  -------  -------
        FINANCIAL POSITION DATA

        Total Assets (In thousands)  $45,595  $55,075  $64,373  $76,983

        Net Book Value Per Unit       $49.12   $49.67   $62.67   $80.10

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

For the year ended December 31, 1996, income from partnerships was $136,843 compared to $382,248 for the comparative period of 1995. The decrease in 1996 is primarily due to estimated losses on the disposition of Hawdel Limited Partnership and M&J/Largo Limited Partnership.

For the year ended December 31, 1996, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:


                                  Advances   Collections    Write-offs    Total Loan
                                Year Ended    Year Ended    Year Ended    Balance at
                              December 31,  December 31,  December 31,  December 31,
                                      1996          1996          1996          1996
                              ------------  ------------  ------------  ------------

Second Wilkow Venture                   $-      $200,000            $-            $-
First Candlewick Associates              -        45,000             -             -
222 Fee Associates                       -        30,000             -             -
5601 N. Sheridan Associates              -        22,000             -             -
L-C Office Partnership IV              502             -             -        15,091
Lake Cook Office Development        71,872             -             -        71,872
Crossroads of Roseville
  Corporation                            -         6,000             -             -
Northlake Tower Corporation          2,261             -             -        83,212


The Northlake Tower Corporation unsecured promissory note bears interest at prime and is due on demand. The Lake Cook notes bear interest at prime plus 2% and are due on demand.

On January 18, 1996, Freeport Office Partners Limited sold the 8505 Freeport Office Building for $8,503,150, resulting in full repayment of the $5,185,580 first mortgage and the $2,000,000 subordinated debenture. The Registrant received approximately $600,000 as repayment of previous operating deficit loans. A provision for loss in book value of $1,400,000, equal to the estimated loss to the Registrant on the disposition of the property, was recognized in 1995. An additional loss of $12,800 is included in 1996.

On July 1, 1996, the Registrant invested an additional $98,100 in M&J/Grove Limited Partnership in connection with the purchase of 981 Call Units, increasing its interest in the investment to 28.03%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove Limited Partnership capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A Limited Guaranty covering 28.41%, or $1,562,500, of the mortgage loan was made by third parties on behalf of M&J/Grove Limited Partnership. The Registrant guaranteed $520,833, an amount which approximates 28.41% of its ownership interest in M&J/Grove Limited Partnership, exclusive of subordinated equity interests which have no value.

On September 30, 1996, M&J/Sheridan Limited Partnership refinanced the Highland Park Professional Center located at 1893 Sheridan Road in Highland Park, Illinois. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.

On December 24, 1996, the Registrant sold 6.1 acres of land at Metro Parkway/Colonial Boulevard in Fort Myers, Florida, for gross proceeds of $1,329,830 and a gain of $150,200.

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

For the year ended December 31, 1995, the Registrant loaned to investment partnerships in which it has substantial equity interests and to a property in which it held a co-tenancy ownership interest through June 30, 1995, the following amounts:


                                 Advances   Collections    Write-offs    Total Loan
                               Year Ended    Year Ended    Year Ended    Balance at
                             December 31,  December 31,  December 31,  December 31,
                                     1995          1995          1995          1995
                             ------------  ------------  ------------  ------------
Hawdel Limited Partnership
  and Hawdel Limited
  Partnership III                $      -       $19,355      $      -      $295,161
Tango Bay Suites                  300,000             -       257,453       731,124
Second Wilkow Venture             200,000             -             -       200,000
First Candlewick Associates        45,000             -             -        45,000
222 Fee Associates                 30,000             -             -        30,000
5601 N. Sheridan Associates        22,000             -             -        22,000
Crossroads of Roseville
  Corporation                       6,000             -             -         6,000
Northlake Tower Corporation        80,951             -             -        80,951


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

For the year ended December 31, 1994, the Registrant loaned to investment partnerships in which it has substantial equity interests and to a property in which it holds a co-tenancy ownership interest the following amounts:


                                         Advances  Collections       Total Loan
                                       Year Ended  Year Ended        Balance at
                                     December 31,  December 31,    December 31,
                                             1994  1994                    1994
                                     ------------  --------------  ------------
 Lake Cook Office Development -
  Building Four Limited Partnership       $14,589  $          -       $14,589
 Hawdel Limited Partnership and
 Hawdel Limited Partnership III          314,516              -       314,516
 XXI Office Plaza Associates               27,814             -        27,814
 Tango Bay Suites                         116,144             -       688,574


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

LIQUIDITY AND CAPITAL RESOURCES

     On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due September 10, 1997, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $800,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

As of December 31, 1996, the amounts outstanding under this facility are as follows:

      Cash borrowings                       $      -
      Letters of credit:
       Waterfall Plaza (expires 8/31/97)      80,000
       209 W. Jackson (expires 8/31/97)      150,000
                                           ---------

      Total Outstanding Amounts             $230,000
                                           =========


     The liquid assets of the Registrant increased as of December 31, 1996, when compared to December 31, 1995, due to proceeds from sale of real estate.
     The General Partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 1997 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page



         Independent Auditor's Report                              26

         First Wilkow Venture:

           Consolidated Balance Sheet, December 31, 1996 and 1995  27

           Consolidated Statement of Operations,
           Years Ended December 31, 1996, 1995 and 1994            28

           Consolidated Statement of Partners' Capital,
           Years Ended December 31, 1996, 1995 and 1994            29

           Consolidated Statement of Cash Flows,
           Years Ended December 31, 1996, 1995 and 1994            30

           Notes to Consolidated Financial Statements,
           Years Ended December 31, 1996, 1995 and 1994            32

                 [Philip Rootbert & Company, LLP Letterhead]



                          INDEPENDENT AUDITOR'S REPORT




To the Partners
First Wilkow Venture


We have audited the consolidated financial statements of First Wilkow Venture listed in the index to the consolidated financial statements set forth on Page
25. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 69. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.









PHILIP ROOTBERG & COMPANY, LLP
March 3, 1997
Chicago, Illinois

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET




      DECEMBER 31,                                   1996         1995
                                    ASSETS

      REAL ESTATE AND INVESTMENTS IN
      REAL ESTATE PARTNERSHIPS
        Real estate:
           Land                                   $6,230,711   $8,698,675
           Buildings and improvements             45,672,807   56,540,021
           Fixtures and equipment                    116,955      138,384
                                                 -----------  -----------
              Total                               52,020,473   65,377,080
           Less accumulated depreciation          16,543,394   19,726,068
                                                 -----------  -----------
              Net Real Estate                     35,477,079   45,651,012
        Investments in real estate partnerships    5,180,049    5,130,522
                                                 -----------  -----------
              Total                               40,657,128   50,781,534
                                                 -----------  -----------

      LOANS RECEIVABLE                             1,224,274    1,452,639
                                                 -----------  -----------

      OTHER ASSETS
        Cash                                         466,870      328,852
        Certificates of deposit                      840,000      162,998
        Receivables                                  702,376      551,307
        Prepaid expenses                                   -        1,062
        Deposits                                     715,053      598,870
        Deferred charges                             988,991    1,197,568
                                                 -----------  -----------
              Total                                3,713,290    2,840,657
                                                 -----------  -----------

      TOTAL ASSETS                               $45,594,692  $55,074,830
                                                 ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL

      MORTGAGES AND LOANS PAYABLE
        Mortgages payable                        $31,339,400  $37,124,893
        Loans payable                                829,488    3,649,822
                                                 -----------  -----------
              Total                               32,168,888   40,774,715
                                                 -----------  -----------

      OTHER LIABILITIES
        Accounts payable and accrued expenses        182,975      240,092
        Accrued property taxes                     2,328,926    2,470,265
        Deferred state income taxes                  200,000      200,000
        Security deposits and prepaid rent           404,507      555,767
        Accrued interest                              69,110      365,078
                                                 -----------  -----------
              Total                                3,185,518    3,831,202
                                                 -----------  -----------

      MINORITY INTEREST                            1,449,774    1,579,357
                                                 -----------  -----------

      PARTNERS' CAPITAL (178,972 units
      authorized and issued)                       8,790,512    8,889,556
                                                 -----------  -----------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL    $45,594,692  $55,074,830
                                                 ===========  ===========



See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS



YEARS ENDED DECEMBER 31,                              1996              1995                1994
REVENUE
   Rental                                           $9,388,112     $ 10,612,769         $11,143,657
   Hotel                                                     -        1,327,682           2,891,170
   Interest                                            169,168          152,793             134,657
   Other                                               316,876           42,137             275,099
                                                    ----------      -----------         -----------

           Total                                     9,874,156       12,135,381          14,444,583
                                                    ----------      -----------         -----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
   Share of net income (loss)                          409,843          382,248         (1,099,073)
   Provision for loss in book value                   (273,000)               -         (  213,227)
                                                    ----------       ----------         ----------

           Total                                       136,843          382,248         (1,312,300)
                                                    ----------       ----------         ----------

EXPENSES
   Operating                                         3,121,511        4,637,916           6,184,028
   Real estate taxes                                 2,460,946        2,608,758           2,716,552
   Depreciation and amortization                     1,719,377        2,334,430           2,705,676
   Provision for loss in book value of real estate           -        1,400,000                   -
   Interest                                          2,740,843        3,852,992           4,700,490
   General and administrative                           86,750           95,178             155,572
                                                    ----------       ----------           ---------
           Total                                    10,129,427       14,929,274          16,462,318
                                                    ----------       ----------          ----------

LOSS FROM OPERATIONS                                  (118,428)      (2,411,645)         (3,330,035)

MINORITY INTEREST IN SUBSIDIARIES' NET LOSS             19,384           84,485             210,575
                                                    ----------       ----------          ----------

NET LOSS                                            $(  99,044)     $(2,327,160)        $(3,119,460)
                                                    ==========       ==========          ==========
UNITS - AUTHORIZED AND ISSUED
   General Partner                                       7,174            6,803               6,778
   Limited Partner                                     171,798          172,169             172,194
NET LOSS PER UNIT
   General Partner                                  $(     .55)     $(    13.00)        $(    17.43)
   Limited Partner                                  (      .55)      (    13.00)         (    17.43)

BOOK VALUE OF A UNIT
   General Partner                                  $    49.12      $     49.67         $     62.67
   Limited Partner                                      49.121            49.67               62.67
CASH DISTRIBUTIONS
   General Partner                                  $        -      $         -         $         -
   Limited Partner                                           -                -                   -

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                            GENERAL      LIMITED
                                           PARTNERS     PARTNERS        TOTAL
                                          ---------  -----------  -----------

   BALANCE - DECEMBER 31, 1993             $532,241  $13,803,935  $14,336,176

   Deduct:
    Loss for the year ended
     December 31, 1994                     (118,140)  (3,001,320)  (3,119,460)
                                          ---------  -----------  -----------

   BALANCE - DECEMBER 31, 1994              414,101   10,802,615   11,216,716

   Add (deduct):
    Loss for the year ended
     December 31, 1995                      (88,459)  (2,238,701)  (2,327,160)
    To reflect changes in partnership
     capital between general and limited
     partners - net                           2,050      (2,050)            -
                                          ---------  -----------  -----------

   BALANCE - DECEMBER 31, 1995              327,692    8,561,864    8,889,556

   Add (deduct):
    Loss for the year ended
     December 31, 1996                       (3,970)     (95,074)     (99,044)
    To reflect changes in partnership
     capital between general and limited
     partners - net                          31,906     (31,906)            -
                                          ---------  -----------  -----------

   BALANCE - DECEMBER 31, 1996             $355,628   $8,434,884   $8,790,512
                                          =========  ===========  ===========



See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 31,                             1996             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                          $  (99,044)    $(2,327,160)  $(3,119,460)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                    1,719,377       2,334,430     2,705,676
   Amortization of debt forgiveness income            (72,642)        (73,389)      (24,630)
   Net (gain) loss on disposal of land,
    building and improvements                        (108,194)        160,840      (187,571)
   Provision for loss in book value                   273,000       1,400,000             -
   Reserve for loans and interest receivable                -               -       213,227
   (Income) loss from partnerships                   (409,843)       (382,248)    1,099,073
   Changes in assets and liabilities:
    Ending cash balance of entity
     eliminated from consolidation                          -         (42,455)            -
    (Increase) decrease in accounts receivable
     and prepaid expenses - net                       (21,370)         61,493       345,653
    (Increase) decrease in deposits                  (116,181)        320,928       (10,457)
    Increase (decrease) in accounts payable
     and accrued expenses                             (57,115)       (133,898)      143,024
    Increase in accrued property taxes                 26,838          90,096       112,228
    Increase (decrease) in accrued interest           (20,611)        234,984       342,863
    Increase (decrease) in security deposits
     and prepaid rent                                 (77,232)          3,231        46,332
                                                    ---------       ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,036,983       1,646,852     1,665,958
                                                    ---------       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in land, building and
  furniture and equipment                            (629,987)       (879,261)   (1,703,052)
 Investment in partnerships                          (139,983)     (1,455,871)      (14,896)
 Investments in loans receivable                      (74,635)       (683,950)     (798,062)
 Investment in deferred charges (primarily
  unamortized broker commissions)                    (308,956)       (364,067)     (628,783)
 Proceeds from sale of real estate,
  net of selling expenses                           3,836,988               -             -
 Proceeds from sale of investment
  in partnership                                            -         314,800             -
 Partnership investment draws                         227,299         311,187       122,229
 Decrease in minority interest                        (88,085)       (185,685)     (309,275)
 Collection of notes receivable                       303,000          19,355       305,500
                                                    ---------       ---------     ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    3,125,641      (2,923,492)   (3,026,339)
                                                    ---------       ---------     ---------



See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued




YEARS ENDED DECEMBER 31,                                     1996            1995             1994

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of mortgages and notes payable                $(3,857,920)     $ (778,357)     $(3,242,922)
Proceeds from mortgage financing                           10,316         898,223          273,513
Proceeds from loans payable                               500,000       1,119,488          802,425
                                                       ----------       ---------       ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (3,347,604)      1,239,354       (2,166,984)
                                                       ----------       ---------       ----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                      815,020         (37,286)      (3,527,365)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                         491,850         529,136        4,056,501
                                                       ----------       ---------       ----------
CASH AND CASH EQUIVALENTS AT
END OF YEAR                                           $ 1,306,870      $  491,850      $   529,136
                                                       ==========       =========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the year                        $ 3,109,453      $3,967,495      $ 4,604,942
                                                       ==========       =========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

  During 1995, the Partnership exchanged its undivided interest in a property with total assets of $8,480,741 and total liabilities of $8,257,513 for an undivided interest in a replacement property.



See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the principal accounting policies followed by First Wilkow Venture (the "Partnership") is set forth as follows:

     The financial statements include the accounts of all entities in which the Partnership owns fifty percent or more and maintains effective control.
     The Partnership had a 57.67% undivided interest in a hotel which was accounted for using the proportionate consolidation method. The interest in the hotel was exchanged in 1995 for an interest in a commercial property which is being reported under the equity method of accounting. Investments in entities in which ownership interests are less than fifty percent and the Partnership exercises significant influence over operating and financial policies are accounted for on the equity method. Other investments are accounted for on the cost method. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

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


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

     Financial Instruments - The Partnership has a number of financial instruments, none of which are held for trading purposes. The Partnership estimates that the fair value of all financial instruments at December
     31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.


2 -  DEPRECIATION

     Depreciation is based on the method and estimated useful life of the respective assets as follows:

     Property                       Method                     Life
     ---------                      ------                    ------

     180 North Michigan Avenue
      a. Building                   Straight Line              35 years

      b. Improvements               Straight Line              Various

      c. Furniture and equipment    150% Declining Balance     12 years

     Naperville Office
      a. Building                   Straight Line              25 years

      b. Improvements               Straight Line              Various

      c. Furniture and equipment    150% Declining Balance     Various

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Property                       Method                     Life
     --------                       -------                   ------

     Waterfall Plaza
      a. Building                   Straight Line              40 years

      b. Improvements               Straight Line              40 years

     Freeport Office*
      a. Building                   Straight Line              40 years

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



     *  The Freeport Office Building was sold in 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3 -  INVESTMENTS IN PARTNERSHIPS

     A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:


                                                    1996          1995            1994
     21st M&J Venture                         $        -        $      -  $          1,000 (a)
     222 Fee Associates                              319 (A)         406 (a)           305 (a)
     5601 N. Sheridan Associates                     576 (A)         544 (a)           408 (a)
     Duke Realty Limited Partnership             100,502 (A)     134,754 (a)             -
     First Candlewick Associates                  22,055 (A)       3,000 (a)         2,250 (a)
     First MW Associates                                  -        1,750                 -
     Hawdel Limited Partnership                 (163,664)(B)     (34,351)          (71,434)
     M&J/Grove Limited Partnership               208,519         (31,206)         (168,179)
     M&J/Largo Limited Partnership              (119,000)(B)           -                 -
     M&J/Retail Limited Partnership                    -         137,245 (c)             -
     M&J/Two Market Associates                         -               -               800 (a)
     North LaSalle Street Limited Partnership          -               -          (962,991)(b)
     Orhow Associates                                  -               -               700 (a)
     Rosemont 28 Limited Partnership              (3,559)             49           (11,508)
     S & S Venture                                     -          35,206 (a)         2,754 (a)
     Second Chase Venture                              -           4,325 (a)           675 (a)
     Second Wilkow Venture                         2,364 (A)       2,364 (a)         2,068 (a)
     Wilkow/Retail Partners L.P.                     120 (A)         120 (a)            90 (a)
     XXI Office Plaza Associates                  27,291         128,042           103,989
     Northlake Tower Limited Partnership          84,669               -                 -
     M&J/Crossroads Limited Partnership          (23,349)              -                 -
                                              ----------        --------        ----------  ----------

                                                $136,843        $382,248       $(1,099,073)
                                              ==========        ========        ==========


     (a)  Income recognized under the cost method.
     (b) Loss on disposition of investment.
     (c) Gain on disposition of investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


   The following is a summary of financial position and results of operations of the properties in which the Partnership has a partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

   YEAR ENDED DECEMBER 31, 1996:


                                               Rosemont   28 XXI Office
                                 Apollo        Limited       Plaza
                               Associates    Partnership   Associates
                               -----------  -------------  -----------
                                  (a)          (a)           (b)
 BALANCE SHEET

 Real estate - net of
 accumulated depreciation      $    881,266  $  1,909,955  $2,848,714
 Current assets                     212,886         1,846   1,489,951
 Other assets                        13,889           103      11,000
                               ------------  ------------  ----------

 TOTAL ASSETS                  $  1,108,041  $  1,911,904  $4,349,665
                               ============  ============  ==========


 Mortgages payable             $  1,844,394  $          -  $2,661,470
 Other liabilities                2,566,987        21,256     435,937
 Partners' capital (deficit)   ( 3,303,340)     1,890,648   1,252,258
                               ------------  ------------  ----------

 TOTAL LIABILITIES AND
 PARTNERS' CAPITAL (DEFICIT)   $  1,108,041  $  1,911,904  $4,349,665
                               ============  ============  ==========


  STATEMENT OF OPERATIONS

 Revenue                       $    782,516  $        307  $1,598,746
      Less:Operating expenses       670,841        15,830     931,886
      Other expenses                613,370             -     164,015
      Depreciation                  150,359             -     211,240
                               ------------  ------------  ----------

 NET INCOME (LOSS)             $(  652,054)  $(   15,523)    $291,605
                                 ==========     =========  ==========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                   Sun Pointe  2221 Camden
                                        Place     Court    M&J/Grove
                                      Limited    Office      Limited
                                  Partnership   Building  Partnership
                                  -----------   --------  -----------
                                      (a)         (a)          (a)
                                              <
    BALANCE SHEET

    Real estate - net of
    accumulated depreciation       $2,310,382  $6,866,362  $10,852,818
    Current assets                    226,179     573,034      292,241
    Other assets                        6,504     272,705       15,000
                                  -----------    --------  -----------

    TOTAL ASSETS                   $2,543,065  $7,712,101  $11,160,059
                                  ===========  ==========  ===========


    Mortgages payable                $125,231  $8,082,869   $6,437,661
    Other liabilities                  18,364     195,562      316,956
    Partners' capital (deficit)     2,399,470    (566,330)   4,405,442
                                  -----------    --------  -----------

    TOTAL LIABILITIES AND
    PARTNERS' CAPITAL (DEFICIT)    $2,543,065  $7,712,101  $11,160,059
                                  ===========  ==========  ===========


     STATEMENT OF OPERATIONS

    Revenue                          $755,131  $1,784,216   $1,715,587
         Less:Operating expenses      521,987     770,142      701,826
         Other expenses                13,242     698,901      690,101
         Depreciation                 176,469     385,505      303,516
                                  -----------    --------  -----------

    NET INCOME (LOSS)                 $43,433    $(70,332)     $20,144
                                  ===========    ========  ===========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                               Lake Cook
                                Office
                              Development
                                  (a)
  BALANCE SHEET
  Real estate - net of
  accumulated depreciation     $3,045,515
  Current assets                   25,244
  Other assets                     79,289
                               ----------

  TOTAL ASSETS                 $3,150,048
                               ==========


  Mortgages payable            $8,678,941
  Other liabilities               296,349
  Partners' deficit            (5,825,242)
                               ----------

  TOTAL LIABILITIES AND
  PARTNERS' DEFICIT            $3,150,048
                               ==========


   STATEMENT OF OPERATIONS

  Revenue                      $1,488,804
      Less:Operating expenses     766,642
      Other expenses              770,648
      Depreciation                187,045
                               ----------

  NET LOSS                     $ (235,531)
                               ==========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

YEAR ENDED DECEMBER 31, 1995:
                                               Crow-         Rosemont
                                              Commerce          28
                               Apollo        Park North      Limited
                              Associates     Retail, Ltd.   Partnership
                              ----------    ------------  -----------------
                                 (a)           (a)(c)           (a)
BALANCE SHEET

Real estate - net of
accumulated depreciation      $ 1,000,834                  $ 1,909,955
Current assets                      3,467                          472
Other assets                      204,822                            -
                              -----------                  -----------

TOTAL ASSETS                  $ 1,209,123                  $ 1,910,427
                              ===========                  ===========


Mortgages payable             $ 1,016,862                  $         -
Other liabilities               2,843,506                       21,256
Partners' capital (deficit)   (2,651,245)                    1,889,171
                              -----------                  -----------

TOTAL LIABILITIES AND
PARTNERS' CAPITAL (DEFICIT)   $ 1,209,123                  $ 1,910,427
                              ===========                  ===========


 STATEMENT OF OPERATIONS

Revenue                       $   775,314  $   480,977     $       133
     Less:Operating expenses      594,413      487,077          14,315
     Other expenses               189,736      888,852               -
     Depreciation                 153,479       67,904               -
                              -----------  -----------     -----------

NET LOSS                      $  162,314)  $( 962,856)     $(  14,182)
                               ==========    =========       =========



(a)  Based upon unaudited financial statements.
(b)  Based upon audited financial statements.
(c)  Investment is stated at zero.
(d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           Sun Pointe    2221 Camden
                               XXI Office    Place          Court
                                 Plaza       Limited       Office
                               Associates  Partnership    Building
                               ----------  ------------   ---------
                                  (b)          (a)           (a)
    BALANCE SHEET

    Real estate - net of
     accumulated depreciation  $5,819,187  $ 2,462,283  $ 8,008,848
    Current assets              1,712,961       80,547      352,327
    Other assets                    8,654        8,905      336,841
                               ----------  -----------  -----------
    TOTAL ASSETS               $7,540,802  $ 2,551,735  $ 8,698,016
                               ==========    =========    =========

    Mortgages payable          $3,011,175  $         -  $ 8,147,287
    Other liabilities             837,810      199,053      203,650
    Partners' capital           3,691,817    2,352,682      347,079
                               ----------  -----------  -----------

    TOTAL LIABILITIES AND
     PARTNERS' CAPITAL         $7,540,802  $ 2,551,735  $ 8,698,016
                               ==========  ===========  ===========

     STATEMENT OF OPERATIONS

    Revenue                    $3,387,093  $   690,303  $ 1,704,227
    Less: Operating expenses    1,148,533      580,804      736,955
       Other expenses             854,159       16,341      710,164
       Depreciation               442,647      172,395      467,894
                               ----------  -----------  -----------
    NET INCOME (LOSS)            $941,754  $(  79,237)  $( 210,786)
                               ==========    =========    =========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                               M&J/Fort
                                Myers       M&J/Grove    Lake Cook
                               Limited       Limited      Office
                             Partnership    Partnership  Development
                               (a)(c)          (a)          (a)
BALANCE SHEET

Real estate - net of
  accumulated depreciation                 $10,799,651   $ 3,003,057
Current assets                                 398,570       137,124
Other assets                                   150,018        92,120
                                             ---------     ---------

TOTAL ASSETS                               $11,348,239   $ 3,232,301
                                           ===========     =========


Mortgages payable                          $ 8,667,856   $ 8,555,515
Other liabilities                            1,659,904       261,909
Partners' capital (deficit)                  1,020,479    (5,585,123)
                                             ---------     ---------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL (DEFICIT)              $11,348,239   $ 3,232,301
                                           ===========     =========


 STATEMENT OF OPERATIONS

Revenue                        $  36,900   $ 1,779,295   $ 1,403,197
Less: Operating expenses          41,696       771,139       722,660
    Other expenses               178,068       831,512       753,229
    Depreciation                  42,898       292,792       181,712
                               ---------    ----------     ---------

NET LOSS                       $(225,762)  $  (116,148)  $  (254,404)
                                ========   ===========     =========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


        YEAR ENDED DECEMBER 31, 1994:
                                                     Crow-
                                                   Commerce                203 N.
                                Apollo             Park North            LaSalle St.
                             Associates           Retail, Ltd.          Partnership
                          -----------------       ------------          -----------
                                 (a)                 (a)(c)                (a)(c)
BALANCE SHEET
Real estate - net of
accumulated depreciation     $ 1,125,727           $  7,684,825           $  35,252,805
Current assets                     5,662              2,531,499               2,876,917
Other assets                     210,719                104,662               5,554,588
                             -----------           ------------           -------------

TOTAL ASSETS                 $ 1,342,108           $ 10,320,986           $  43,684,310
                             ===========           ============           =============


Mortgages payable            $   861,308           $  9,710,770           $ 103,882,052
Other liabilities              2,969,451              1,520,198              12,777,232
Partners' deficit             (2,488,651)           (   909,982)           ( 72,974,974)
                             -----------           ------------           -------------

TOTAL LIABILITIES AND
PARTNERS' DEFICIT            $ 1,342,108           $ 10,320,986           $  43,684,310
                             ===========           ============           =============


 STATEMENT OF OPERATIONS

Revenue                      $   744,512           $  1,203,346           $  14,960,475
    Less:Operating expenses      633,248                626,123               7,996,915
    Other expenses               123,112                608,390               6,680,352
    Depreciation                 157,592                271,604               4,990,596
                             -----------           ------------           -------------

NET LOSS                     $(  169,440)           $   302,771)          $( 4,707,388)
                               =========             ==========             ===========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                              Rosemont                        Sun Pointe
                               28               XXI Office     Place
                               Limited             Plaza       Limited
                              Partnership        Associates    Partnership
                              -----------------  ----------  -----------------
                              (a)                       (b)                (a)
  BALANCE SHEET
 Real estate - net of
 accumulated depreciation     $       1,909,955  $6,327,158  $       2,576,224
 Current assets                             690     807,169             68,951
 Other assets                                 -       8,813             15,137
                              -----------------  ----------  -----------------

 TOTAL ASSETS                 $       1,910,645  $7,143,140  $       2,660,312
                              =================  ==========  =================


 Mortgages payable            $               -  $3,268,622  $               -
 Other liabilities                       19,292   1,124,455            228,393
 Partners' capital                    1,891,353   2,750,063          2,431,919
                              -----------------  ----------  -----------------

 TOTAL LIABILITIES AND
 PARTNERS' CAPITAL            $       1,910,645  $7,143,140  $       2,660,312
                              =================  ==========  =================


  STATEMENT OF OPERATIONS

 Revenue                      $             215  $2,740,956  $         548,916
     Less:Operating expenses             61,287   1,061,887            553,967
     Other expenses                           -     708,165              3,898
     Depreciation                             -     393,960            178,634
                              -----------------  ----------  -----------------

 NET INCOME (LOSS)            $         (61,072)    $576,944  $       (187,583)
                              =================     ========  ================



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     2221 Camden                               M&J/Fort
                                        Court                 Myers            M&J/Grove
                                        Office               Limited             Limited
                                       Building            Partnership         Partnership
                                      ---------            -----------        --------------
                                           (a)               (a)(c)                 (a)
BALANCE SHEET
Real estate - net of
accumulated depreciation              $ 7,444,964          $  20,058,882          $ 10,967,814
Current assets                            476,699              1,104,305               119,687
Other assets                              392,562                 80,919               204,113
                                      -----------          -------------          ------------

TOTAL ASSETS                          $ 8,314,225          $  21,244,106          $ 11,291,614
                                      ===========          =============          ============


Mortgages payable                     $ 8,327,483          $  16,545,551          $  9,144,856
Other liabilities                         248,551              6,981,624             1,022,837
Partners' capital (deficit)           (  261,809)          (  2,283,069)             1,123,921
                                      -----------          -------------          ------------

TOTAL LIABILITIES AND
PARTNERS' CAPITAL (DEFICIT)           $ 8,314,225          $  21,244,106          $ 11,291,614
                                      ===========          =============          ============


 STATEMENT OF OPERATIONS

Revenue                               $ 1,673,572          $     515,040          $  1,180,717
     Less:Operating expenses              857,457                728,152               791,220
     Other expenses                       753,566              2,326,691               842,349
     Depreciation                         473,944                589,790               286,922
                                      -----------          -------------          ------------

NET LOSS                              $( 411,395)          $( 3,129,593)          $(  739,774)
                                        =========            ===========            ==========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                Lake Cook
                                                  Office
                                               Development
                                                   (a)
BALANCE SHEET
Real estate - net of
accumulated depreciation                       $  3,151,460
Current assets                                      149,223
Other assets                                         62,129
                                               ------------

TOTAL ASSETS                                   $  3,362,812
                                               ============


Mortgages payable                              $  8,427,988
Other liabilities                                   261,156
Partners' deficit                              ( 5,326,332)
                                               ------------

TOTAL LIABILITIES AND
PARTNERS' DEFICIT                              $  3,362,812
                                               ============


 STATEMENT OF OPERATIONS

Revenue                                        $  1,314,991
    Less:Operating expenses                         673,511
    Other expenses                                  523,535
    Depreciation                                    178,753
                                               ------------

NET LOSS                                       $(   60,808)
                                                 ==========



     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Investment is stated at zero.
     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




     First Ron Venture

  In April 1978, the Partnership invested $260,000 to obtain a one-third interest in First Ron Venture, which has a 38% interest in Apollo Associates, which owns an apartment complex in Oklahoma City, Oklahoma. Although First Ron Venture is entitled to a cumulative annual priority distribution of cash flow of which the Partnership's share is $23,490, the property has not generated sufficient cash flow for the past several years to make distributions. The investment is being carried at zero.
  On December 31, 1993, the Partnership acquired a 3.831% interest in First Apollo Associates, which holds a one-third interest in First Ron Venture.


     Hawdel Limited Partnership I and III

  To date, the Partnership has invested $1,320,000 to obtain 18.03% interests in Hawdel I and III Limited Partnerships, which own the 2221 Camden Court Office Building located in Oak Brook, Illinois. In addition to the investment, the Partnership had a note receivable of $295,161 from Hawdel Limited Partnership I and III as of December 31, 1996 (see Note
  4).

  On January 16, 1997, the property was sold, resulting in full payment of Partnership loans, and an equity distribution of $690,360 was received by the Partnership (see Note 4). A provision for loss in book value of $154,000, equal to the estimated loss to the Partnership on the disposition of the investment, is recognized in 1996.


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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




  During 1990, the Partnership transferred all of its partnership interest in M&J/Fort Myers Limited Partnership to Metro Class A Investors Limited Partnership, a limited partnership in which the Partnership owns a 95% residual partnership interest. On December 31, 1993, the Partnership acquired a 1.26% interest in M&J/Fort Myers Limited Partnership and a 3.52% interest in Wilkow/Metro Partners L.P., a partner of M&J/Fort Myers Limited Partnership.

  During 1994, the Partnership sold its partnership interest to an unrelated third party for nominal consideration.


     M&J/Largo Limited Partnership

  The Partnership invested a total of $694,227 to acquire a 25.1% interest in M&J/Largo Limited Partnership, which owns 91.12% of Sun Pointe Place Limited Partnership, which developed and owned a 140 one-bedroom unit apartment complex located in Largo, Florida. The property was sold on February 12, 1997, for $2,600,000. Simultaneous with the sale, M&J/Largo Limited Partnership exercised its put to Sun Pointe Place Limited Partnership, resulting in all net sale proceeds being allocated to M&J/Largo Limited Partnership. The Partnership anticipates receiving a final equity distribution from M&J/Largo Limited Partnership of approximately $575,000. A provision for loss in book value of $119,000, equal to the estimated loss to the Partnership on the disposition of the investment, is recognized in 1996.


     M&J/Quorum Associates

  The Partnership has invested a total of $2,295,000 to obtain a 64.35% interest in M&J/Quorum Associates, which is a 66.29% limited partner in the Quorum Limited Partnership, which is a 50% general partner in Crow-Commerce Park North Retail, Ltd., which developed a shopping center in Houston, Texas. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. In addition to the partnership investment, the Partnership has a loan receivable of $113,663 which was written off at December 31, 1995, as a result of the mortgage lien being foreclosed during April 1995 (see Notes 4 and 11). During 1996, the Partnership received $46,490 based on a settlement with the unrelated General Partner. This investment is being carried at zero.


     M&J/Westwood Limited Partnership

  In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M&J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 260-unit all suites hotel and corporate rental project in Orlando, Florida, known as Tango Bay Suites Resort. On December 31, 1993, the Partnership acquired an additional 2.19% interest in M&J/Westwood.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




  In March 1993, the Partnership acquired a 63.64% undivided interest in Tango Bay Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Tango Bay Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Tango Bay Suites for an undivided interest in the 209 W. Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 1996, from Tango Bay Suites (see Note 4).


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


  Duke Realty Limited Partnership

  Prior to October 1993, the Partnership owned a 69.42% interest in Park 100 Equity Investors Limited Partnership and a 55.07% limited partnership interest in Park 100 Mortgage Investors Limited Partnership. Both of these limited partnerships held indirect ownership interests in Park 100, an industrial park in Indianapolis, Indiana, which was developed by Duke Associates. Duke Associates also maintained a significant ownership interest in the property. On October 4, 1993, Park 100 was conveyed to an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), owned by Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange, together with more than 100 other properties, in return for the issuance of units of partnership interest in the operating partnership which, eventually, will be convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of this transaction, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

  On December 31, 1993, the Partnership acquired an additional 1.77% interest in Park 100 Equity Investors Limited Partnership and an additional 6.78% interest in Park 100 Mortgage Investors Limited Partnership. The Partnership also acquired a 5.52% interest in M&J/Two Market Associates, which also holds an indirect interest in the real estate investment trust.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




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

  On February 1, 1996, a tenant occupying approximately 40% of the leasable area vacated the building. As of December 31, 1996, XXI Office Plaza Associates had leased 45% of the space vacated.


     M&J/Grove Limited Partnership

  The Partnership had invested a total of $931,000 to obtain a 21.91% interest in M&J/Grove Limited Partnership ("M&J/Grove"), which owns an office complex in Wheaton, Illinois. As a "Class A" limited partner, the Partnership is entitled to cumulative cash priority of 8%. On December 31, 1993, the Partnership acquired an additional 1.17% interest in M&J/Grove.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




  On July 1, 1996, the Partnership invested an additional $98,100 in M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in this investment to 28.03%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A Limited Guaranty covering 28.41%, or $1,562,500, of the mortgage loan was made by third parties on behalf of M&J/Grove. The Partnership guaranteed $520,833, an amount which approximates 28.41% of its ownership interest in M&J/Grove, exclusive of subordinated equity interests which have no value. The property is also encumbered by unsecured debentures of $1,000,000, which mature on May 1, 2001, and bear interest at 9% per annum, payable quarterly.

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

  In July 1993, Lake-Cook IV exercised its right to receive property under the exchange agreement and acquired a 58.50% undivided interest in Dover Farms Apartments, a 300-unit apartment complex located in a suburb of Cleveland, Ohio. In 1996, under the terms of the co-tenancy agreement, Lake-Cook IV made advances to the property totaling $102,375. As of December 31, 1995, the Partnership had a loan payable of $50,000 to Dover Farms Apartments bearing interest at prime and payable on demand. The loan and related interest were paid in full during 1996.

  On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV. On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake Cook Office Development - Building Four Limited Partnership. In addition to the investment, the Partnership has notes receivable of $15,091 and $71,872 from Lake Cook Office Development -Building Four Limited Partnership and L-C Office Partnership IV, respectively.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




  CONSOLIDATED PARTNERSHIPS

  M&J/Sheridan Limited Partnership

  During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in the M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. The financial position and results of operations at December 31, 1996, are included in the accompanying consolidated financial statements. In addition to the investment, the Partnership has a note receivable of $462,000 at December 31, 1996, from M&J/Sheridan Limited Partnership. On September 30, 1996, M&J/Sheridan Limited Partnership refinanced the Highland Park Professional Center. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.


  M&J/Freeport Limited Partnership

  The Partnership had invested a total of $5,139,000 to obtain a 68.85% limited partnership interest in M&J/Freeport Limited Partnership, which is a 94.05% limited partner in Freeport Office Partners Limited, which owns an office building in Dallas, Texas. The financial position and results of operations at December 31, 1996, are included in the accompanying consolidated financial statements. The property was sold on January 18, 1996. A provision for loss in book value of $1,400,000 equal to the estimated loss to the Partnership on
  the disposition of the property was recognized in 1995 (see Note 11).   An
  additional loss of $12,800 is included in 1996.


  M&J/Retail Limited Partnership

  The Partnership has invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in ten strip shopping centers in the metropolitan Chicago area and two partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

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



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



  interest at 7.85% per annum. The mortgage matures January 1, 1999. On December 31, 1993, the Partnership sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail for $3,150,000. No gain or loss was recognized on the sale.

  On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,112,667 of initial capital with, potentially, an additional capital requirement of $179,162 to cover unanticipated contingencies. Additional contributions of $74,951 made through December 31, 1996, increased the total capital investment to $1,187,628. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $83,212 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J (see Note 4).
  The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow.
  On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% Class A interest in M&J/Crossroads Limited Partnership. The balance of $303,000 of the total $600,000 required capital for Class A investors was also financed by M&J/Retail, resulting in a receivable from the other investors for their respective share of capital contributions as of December 31, 1995 (see Note 4). These receivables were repaid in full during 1996.

  The financial position and results of operations at December 31, 1996, are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


  The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1996:



                                 Freeport      M&J/         M&J/
                                  Office     Sheridan      Retail
                                 Partners     Limited      Limited
                                  Limited   Partnership  Partnership
                                ----------  -----------  -----------

    BALANCE SHEET

  Real estate - net of
    accumulated depreciation    $        -  $2,834,233   $18,882,289
  Current assets                         -      20,436       123,452
  Other assets                           -      93,680       500,770
                                ----------  ----------   -----------

  TOTAL ASSETS                  $        -  $2,948,349   $19,506,511
                                ==========  ==========   ===========


  Mortgages payable             $        -  $1,422,834   $16,024,959
  Other long-term payables               -     462,000       575,000
  Current liabilities                    -     106,853     1,265,268
  Minority interest                      -     (93,977)    1,543,751
  Partners' capital                      -   1,050,639        97,533
                                ----------  ----------   -----------

  TOTAL LIABILITIES AND
    PARTNERS' CAPITAL           $        -  $2,948,349   $19,506,511
                                ==========  ==========   ===========


    STATEMENT OF OPERATIONS

  Revenue                       $1,773,673  $  396,499   $ 3,945,064
  Less:Operating expenses          201,162     227,551     1,944,470
       Other expenses               32,335     177,486     1,400,382
       Depreciation                      -     122,035       522,310
       Minority interest           (41,499)    (13,984)       36,100
                                ----------  ----------   -----------

  NET INCOME (LOSS)             $1,581,675  $ (116,589)  $    41,802
                                ==========  ==========   ===========



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1995:

                                    Freeport      M&J/         M&J/
                                      Office    Sheridan      Retail
                                     Partners    Limited      Limited
                                     Limited   Partnership  Partnership
                                   ----------  -----------  -----------
       BALANCE SHEET

     Real estate - net of
       accumulated depreciation   $ 8,328,075  $2,906,108   $19,221,742
     Current assets                    66,480      14,775       894,027
     Other assets                     182,295      37,130       442,304
                                  -----------  ----------   -----------

     TOTAL ASSETS                 $ 8,576,850  $2,958,013   $20,558,073
                                  ===========  ==========   ===========


     Mortgages payable            $ 5,185,580  $1,545,802   $16,337,894
     Other long-term payables       3,730,000     265,000       608,333
     Current liabilities            1,201,446      59,975     1,245,725
     Minority interest                 41,499     (79,993)    1,617,851
     Partners' capital (deficit)   (1,581,675)  1,167,229       748,270
                                  -----------  ----------   -----------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT) $ 8,576,850  $2,958,013   $20,558,073
                                  ===========  ==========   ===========


       STATEMENT OF OPERATIONS

     Revenue                      $ 1,417,320  $  381,346   $ 4,042,911
         Less:Operating expenses      929,202     202,057     2,216,168
         Other expenses             2,345,203     182,398     1,400,034
         Depreciation                 437,245     121,217       518,583
         Minority interest           (219,384)    (13,315)     (148,215)
                                  -----------  ----------   -----------

     NET INCOME (LOSS)            $(2,074,946)  $(111,011)  $    56,341
                                  ===========   =========   ===========



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1994:

                                          Freeport               M&J/              M&J/
                                            Office           Sheridan            Retail
                                          Partners            Limited           Limited
                                           Limited        Partnership       Partnership
                                   ---------------  -----------------  ----------------
       BALANCE SHEET
     Real estate - net of
       accumulated depreciation    $    10,063,225  $       3,001,201  $     19,580,503
     Current assets                        207,137              5,647           839,797
     Other assets                          231,665             54,360           417,513
                                   ---------------   ----------------  ----------------

     TOTAL ASSETS                  $    10,502,027  $       3,061,208  $     20,837,813
                                   ===============  =================  ================


     Mortgages payable             $     5,200,000  $       1,558,634  $     15,700,654
     Other long-term payables            3,560,000            180,000           106,592
     Current liabilities                   987,874            111,011         1,162,362
     Minority interest                     260,883            (66,677)        1,393,281
     Partners' capital                     493,270          1,278,240         2,474,924
                                   ---------------   ----------------  ----------------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL            $    10,502,027  $       3,061,208  $     20,837,813
                                   ===============  =================  ================


       STATEMENT OF OPERATIONS

     Revenue                       $     1,486,882  $         327,414  $      3,769,062
         Less:Operating expenses           952,854            184,223         1,818,455
         Other expenses                    915,318            162,101         1,287,773
         Depreciation                      437,824            111,920           524,083
         Minority interest                (249,797)           (14,012)           53,234
                                   ---------------   ----------------  ----------------

     NET INCOME (LOSS)             $      (569,317)  $       (116,818)  $         85,517
                                   ===============  =================  ================


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



4 -  LOANS RECEIVABLE - OTHER


                             1996      1995
                             ----      ----
Tango Bay Suites
Unsecured promissory note
bearing interest at 3%
over prime issued in
connection with Tango Bay
Suites located in Orlando,
Florida.  The note is due
on demand or, if demand is
not sooner made, on
December 31, 2002. (see
Note 3).                     $731,124  $731,124

L-C Office Partnership IV
Unsecured promissory note
bearing interest at 2%
over prime issued in
connection with the Dover
Farms Apartments located
in North Royalton, Ohio.
The note is due on demand
or, if demand is not
sooner made, on March 31,
1998.                          71,872         -

Lake Cook Office
Development - Building
Four Limited Partnership
Unsecured promissory note
bearing interest at 2%
over prime issued in
connection with the Dover
Farms Apartments located
in North Royalton, Ohio.
The note is due on demand
or, if demand is not
sooner made, on March 31,
1998.                          15,091    14,589

Hawdel Limited Partnership
and Hawdel Limited
Partnership III
Unsecured promissory note
bearing interest at 7.52%
issued in connection with
the Camden Place Office
Building located in Oak
Brook, Illinois.  The note
is due on July 18, 2004.
On February 21, 1997, the
loan was repaid in full
along with accrued
interest.                     295,161   295,161

XXI Office Plaza Associates
Unsecured promissory note
bearing interest at prime
issued in connection with
Century XXI Office Plaza
located in Germantown,
Maryland.  The note is due
on December 31, 1999.          27,814    27,814

Northlake Tower Corporation
Promissory note bearing
interest at prime plus
participating interest,
secured by Northlake Tower
Corporation's partnership
interests in Northlake
Tower Limited Partnership
and BSRT/M&J Northlake
Limited Partnership.  The
note is due on demand or,
if demand is not sooner
made, on December 31,
1999.                        83,212  80,951

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                      1996        1995
                                      ----        ----
Second Wilkow Venture
Unsecured promissory note bearing
interest at prime and payable on
demand, issued in connection with
the acquisition of a partnership
interest in M&J/Crossroads Limited
Partnership. On March 31, 1996,
the loan was repaid in full along
with accrued interest.                $       -    $200,000

First Candlewick Associates
Unsecured promissory note bearing
interest at prime and payable on
demand, issued in connection with
the acquisition of a partnership
interest in M&J/Crossroads Limited
Partnership.  On March 31, 1996,
the loan was repaid in full along
with accrued interest.                        -      45,000

222 Fee Associates
Unsecured promissory note bearing
interest at prime and payable on
demand, issued in connection with
the acquisition of a partnership
interest in M&J/Crossroads Limited
Partnership.  On March 31, 1996,
the loan was repaid in full along
with accrued interest.                        -      30,000

5601 N. Sheridan Associates
Unsecured promissory note bearing
interest at prime and payable on
demand, issued in connection with
the acquisition of a partnership
interest in M&J/Crossroads Limited
Partnership.  On March 31, 1996,
the loan was repaid in full along
with accrued interest.                        -      22,000

Crossroads of Roseville Corporation
Unsecured promissory note bearing
interest at prime and payable on
demand, issued in connection with
the acquisition of a partnership
interest in M&J/Crossroads Limited
Partnership.  On March 31, 1996,
the loan was repaid in full along
with accrued interest.                        -       6,000
                                     ----------  ----------
Total                                $1,224,274  $1,452,639
                                     ==========  ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5 -  CERTIFICATES OF DEPOSIT

     Certificates of deposit include maturities through January 6, 1997, with an interest rate of 5.50%, and represent temporary investments.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6 -  MORTGAGES PAYABLE

     The mortgages payable at December 31, 1996, consist of:

                                                                                    PRINCIPAL PAYMENTS
                                                   OUTSTANDING    ------------------------------------------------------------
                                  ORIGINAL          BALANCE             DURING YEAR ENDED DECEMBER 31,
                                 PRINCIPAL MONTHLY  DECEMBER 31,  --------------------------------------------
                                   AMOUNT  PAYMENTS      1996      1997      1998     1999      2000      2001       THEREAFTER
180 North Michigan, 8.50%
 due monthly to September 1,
 2001 (a)                        $6,733,888  $47,698  $6,733,888      $-    $26,377  $83,752    $91,154  $6,532,605  $      -
Naperville Office Court,
 8.875% due monthly to
 May 1, 1998 (b)                  3,000,000   24,025   2,755,914  45,535  2,710,379        -          -           -         -
Highland Park Medical Building,
 8.88% due monthly to
 October 1, 2001 (c)              1,425,000   12,711   1,422,835  29,667     30,025   32,802     35,837   1,294,504         -
Oak Lawn Promenade,
 8.25% due monthly to
 April 1, 1998 (d)                3,175,000   24,143   2,824,108  53,825  2,770,283        -          -           -         -
Oak Lawn Square,
 8.25% due monthly to
 April 1, 1998 (e)                  890,000    6,995     818,269  15,595    802,674        -          -           -         -
Broadway - Berwyn, 8.20% due
 monthly to July 31, 2000 (f)     2,750,000   23,346   2,673,282  63,281     68,670   74,517  2,466,814           -         -
Irving - Kimball, 8.875% due
 monthly to May 1, 1998 (g)       1,450,000   11,725   1,344,834  22,235  1,322,599        -          -           -         -
Melrose - Kimball, 8.875% due
 monthly to May 1, 1998 (h)       1,250,000   10,108   1,159,335  19,172  1,140,163        -          -           -         -


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        OUTSTANDING
                                    ORIGINAL             BALANCE
                                    PRINCIPAL   MONTHLY DECEMBER 31,
                                     AMOUNT    PAYMENTS     1996
Archer - Central, 8.875% due
monthly to May 1, 1998 (i)          $2,200,000  $17,789   $2,040,501
Diversey and Sheffield, 7.875%
due monthly to April 1, 1999 (j)     2,000,000   14,938    1,879,281
111th and Western,
 8.25% due May 1, 1999 (k)             618,000    5,266      582,996
Evergreen Commons, 8.25% due
 May 1, 1999 (l)                       530,000    4,516      499,980
Harlem North Shopping Center,
 7.85% due monthly to January 1,
1999 (m)                             2,362,500    19,541    2,202,370
Waterfall Plaza, 7.96% due monthly
to September 30, 1999 (n)(o)         2,100,000    12,232    2,248,954
47th and Halsted, 7% due monthly
to December 31, 2003 (p)             1,800,000     (p)      1,620,000
47th and Halsted, 4.96% due
 at maturity on December 31,
 2002 (q)                              600,000    2,480       600,000
                                                          -----------
TOTAL                                                      31,406,547
                                                          ===========

Unamortized debt forgiveness
 income and fair market value
 acquisition adjustment (a)(n)                                (67,147)
                                                          -----------

TOTAL OUTSTANDING MORTGAGE BALANCE                        $31,339,400
                                                          ===========



                                                      PRINCIPAL PAYMENTS
                                    -----------------------------------------------------------------------
                                                DURING YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                    1997       1998        1999           2000         2001       THEREAFTER
Archer - Central, 8.875% due
monthly to May 1, 1998 (i)         $33,723    $2,006,778          $-          $-          $-          $-
Diversey and Sheffield, 7.875%
due monthly to April 1, 1999 (j)    32,417        35,062   1,811,802           -           -           -
111th and Western,
 8.25% due May 1, 1999 (k)          15,676        17,020     550,300           -           -           -
Evergreen Commons, 8.25% due
 May 1, 1999 (l)                    13,444        14,596     471,940           -           -           -
Harlem North Shopping Center,
 7.85% due monthly to January 1,
1999 (m)                             63,870       69,069   2,069,431           -           -           -
Waterfall Plaza, 7.96% due monthly
to September 30, 1999 (n)(o)              -            -   2,248,954           -           -           -
47th and Halsted, 7% due monthly
to December 31, 2003 (p)             60,000       60,000      93,000      96,000      96,000   1,215,000
47th and Halsted, 4.96% due
 at maturity on December 31,
 2002 (q)                                 -            -           -           -           -     600,000
                                   --------  -----------  -----------  ----------  ----------  ---------
TOTAL                              $468,440  $11,073,695  $7,436,498  $2,689,805  $7,923,109  $1,815,000
                                   ========  ===========  ==========  ==========  ==========  ==========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



   (a)  A balloon payment of $6,475,755 will be due September 1, 2001.
        Loan is interest only through September 30, 1998, at which time a principal amortization schedule based on 25 years will commence. Debt forgiveness income of $500,000 is being amortized over the remaining term of the loan using the effective interest method.

   (b)  A balloon payment of $2,698,352 will be due May 1, 1998.

   (c)  A balloon payment of $1,265,467 will be due October 1, 2001.

   (d)  A balloon payment of $2,754,886 will be due April 1, 1998.

   (e)  A balloon payment of $798,214 will be due April 1, 1998.

   (f)  A balloon payment of $2,420,449 will be due July 31, 2000.

   (g)  A balloon payment of $1,316,725 will be due May 1, 1998.

   (h)  A balloon payment of $1,135,099 will be due May 1, 1998.

   (i)  A balloon payment of $1,997,870 will be due May 1, 1998.

   (j)  A balloon payment of $1,805,684 will be due April 1, 1999.

   (k)  A balloon payment of $542,784 will be due May 1, 1999.

   (l)  A balloon payment of $465,494 will be due May 1, 1999.

   (m)  A balloon payment of $2,063,428 will be due January 1, 1999.

   (n)  A balloon payment of $2,248,954 will be due September 30, 1999.
        The loan was adjusted to the fair market value of the property at time of acquisition.

   (o) Current interest is GECC commercial paper plus 2.00% for years 1 through 3, plus 3.25% for year 4 (commencing October 1, 1995) and plus 4.5% (commencing October 1, 1996) for years 5 through 7.

   (p) Monthly interest payments and fixed principal payments of $5,000 from February 1, 1994, to January 1, 1999, and $8,000 from February 1, 1999, to December 1, 2003, are to be made with the balance of $1,028,000 due on December 31, 2003.

   (q)  A balloon payment will be due on December 31, 2002.

7 -  RELATED PARTY TRANSACTIONS

     Management and Other Fees

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd., M&J Wilkow Management Corp., and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 1996, 1995 and 1994, were $907,244, $994,776 and $1,179,527, respectively.

     At December 31, 1996 and 1995, $98,371 and $179,082 respectively, are owed to M&J Wilkow, Ltd. and M&J Wilkow Management Corp. for management, leasing and consulting fees.

     Professional Fees

     Professional fees paid during the years ended December 31, 1996, 1995 and 1994, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $37,901, $37,170 and $54,487, respectively. For the years ended December 31, 1996, 1995 and 1994, $62,792, $59,388 and $97,738, respectively, were paid to M&J Wilkow, Ltd. and M&J Wilkow Management Corp. for services rendered in connection with legal, tax and accounting matters.

     Investments in Partnerships

     The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

     Loans Payable

     As of December 31, 1993, loans payable to certain limited partners and the general partners in the amount of $1,694,500 had a variable rate of interest and were due on demand. The proceeds were used by M&J/Harlem Mortgage Limited Partnership to partially fund a $3,100,000 first mortgage loan (see Note 3 - M&J/Retail Limited Partnership). The loans were repaid in January of 1994. Loans payable to a general partner and certain limited partners in the amount of $410,000 bear interest at the prime rate and are due December 31, 1997.

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

     Debentures

     Freeport Office Partners had issued $1,674,000 of a total available issue of $2,000,000 of subordinated debentures to the general partners, certain limited partners and other related parties. The debentures earned interest of 11% (per annum) and an additional 3% (per annum) to be accrued over five years. The debentures were due September 1, 1995. Nine percent interest was accrued and paid on the outstanding debentures until the date of repayment along with the principal amount on January 18, 1996, from the proceeds of the sale of the building.

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

     Deferred Charges

     Loan origination fees paid to M&J Wilkow, Ltd. and M&J Wilkow Management Corp. were $51,420 for the year ended December 31, 1994.

     Rental Income

     Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $172,279, $162,528 and $180,399 for the years ended December 31, 1996, 1995 and 1994, respectively, under a lease for office space.

8 -   RENTALS RECEIVABLE UNDER OPERATING LEASES

      Minimum future rentals receivable by First Wilkow Venture on noncancelable operating leases as of December 31, 1996, are as follows:

                            Year Ending
                            December 31,           Total

                            1997               $6,777,000
                            1998                5,457,000
                            1999                3,999,000
                            2000                3,193,000
                            Thereafter          7,810,000
                                               ----------
                                 Total        $27,236,000
                                              ============

9 -   PARTNERS' CAPITAL

      At December 31, 1996, general partner units totaled 7,174 units and the general partners also beneficially owned 2,923 limited partner units.

      At December 31, 1995, general partner units totaled 6,803 units and the general partners also beneficially owned 2,773 limited partner units.


10 -  COMMITMENTS AND CONTINGENCIES

      As of December 31, 1996, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 10, 1997, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $800,000 or 80% of the fair market value of the Partnership's 50,251 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 1996, the amount outstanding under this facility is $230,000, consisting of two unsecured letters of credit for $80,000 and $150,000 with General Electric Capital Corporation as beneficiary.

      As of December 31, 1996, the Partnership, through its investment in M&J/Retail Limited Partnership, has an installment note due to LaSalle National Bank. The note, due October 1, 2000, pays interest at the prime rate plus 1% per annum. As of December 31, 1996, the amount outstanding under this note is $375,000.

11 -  PROVISION FOR LOSS IN BOOK VALUE OF REAL ESTATE

      During the fourth quarter of 1996, the Partnership recognized write-downs of $154,000 and $119,000 on its investments in Hawdel Limited
      Partnership I and III and M&J/Largo Limited Partnership, respectively. The amounts of the write-downs were based on estimated final cash distributions from the proceeds of the sale of the underlying real properties in 1997.

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


12 -  SUBSEQUENT EVENT

      In January 1997, the Partnership made a distribution in the amount of $357,944, or $2 per unit.

      In January 1997, the property known as 2221 Camden Court Office Building was sold for $11,750,000, resulting in repayment of Partnership loans and an equity distribution of $690,360 to the Partnership. A provision for loss in book value of $154,000, equal to the estimated loss to the Partnership on the disposition of the investment, is recognized in 1996.

      On February 12, 1997, Sun Pointe Place Limited Partnership sold a 140-unit apartment complex it developed and owned in Largo, Florida, for $2,600,000. M&J/Largo Limited Partnership, in which the Partnership owns a 91.12% interest, exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership simultaneously with the sale of the property, entitling it to all the available sale proceeds. The Partnership anticipates receiving a final equity distribution from M&J/Largo Limited Partnership of approximately $575,000. A provision for loss in book value of $119,000, equal to the estimated loss to the Partnership on the disposition of the investment, is recognized in 1996.

ITEM 9  -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III



ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to each general partner of the

Registrant:


             Name               Position
             -----------------  -----------------------------------

             Marc R. Wilkow     General Partner and General Counsel
             Clifton J. Wilkow  General Partner


     Marc R. Wilkow has been in the real estate management and investment business since 1977. He is also a lawyer and the sole shareholder of the law firm of Wilkow & Wilkow, P.C. Clifton J. Wilkow has been involved in the business of the Registrant since 1976. Also see "ITEM 1: Business Organization" for further information.
     There have been no proceedings of any kind involving bankruptcy, criminality or restraint in the area of financial dealings against or otherwise affecting any general partner during the last ten years.
     The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

     Name            Position  Age  Other Positions  Relation to Other Officer
  -----------------  --------  ---  ---------------  -------------------------

  Marc R. Wilkow     General   47   General Counsel  Brother of Clifton Wilkow
                     Partner

  Clifton J. Wilkow  General   44   None             Brother of Marc Wilkow
                     Partner

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   (a)  No general partner holds 5% or more of any of the securities.

The following limited partner holds 5% or more of the Registrant's total units:

                                 Units Owned                  % of Total Units
                                 ---------------------------  ----------------
William W. Wilkow Marital Trust     12,815                         7.16%

   (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 1996:

                                                  Amount
                                      Beneficially Owned  % of Owned
                                      ------------------  ----------

           General Partnership Units               7,174       4.00%
           Units of Limited
            Partnership Interest                   2,923       1.63%


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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd., M&J Wilkow Management Corp. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 1996, 1995 and 1994, were $907,244, $994,776 and $1,179,527, respectively (see Note 7 to Consolidated Financial Statements).

     Professional fees paid during the years ended December 31, 1996, 1995 and 1994, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $37,901, $37,170 and $54,487, respectively.

     Legal, tax and accounting services rendered in the years ended December 31, 1996, 1995 and 1994, by M&J Wilkow Management Corp. and M&J Wilkow, Ltd. were $62,792, $59,388 and $97,738, respectively.

     The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Registrant also has ownership interests.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  The following documents are filed as a part of this report:

     1. The Index to Consolidated Financial Statements is set forth on Page 25

     2. Financial Statement Schedules:                              Page No.

      Independent Auditor's Report                                     26

      Schedule VIII - Valuation and Qualifying Accounts and Reserves,
      Years Ended December 31, 1996, 1995 and 1994                     70

      Schedule X - Supplementary Profit and Loss Information,
      Years Ended December 31, 1996, 1995 and 1994                     71

      Schedule XI - Real Estate and Accumulated Depreciation,
      Year Ended December 31, 1996                                     72

      Notes to Schedule XI                                             76

      Schedule XIII - Investments in, Equity in Earnings of,
      and Drawings Received From Affiliates and Other Persons,
      Years Ended December 31, 1996, 1995 and 1994                     89



     Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

     3. Exhibits:  See Index to Exhibits on Page 99

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                     COLUMN B   COLUMN C COLUMN D     COLUMN E
                                                        (1)                          ADDITIONS
                                         BALANCE AT  CHARGED TO                     BALANCE AT
                                          BEGINNING   PROFIT OR                       CLOSE OF
                                            OF YEAR      INCOME  OTHER  DEDUCTIONS        YEAR
                                         ----------  ----------  -----  ----------  ----------
YEAR ENDED DECEMBER 31, 1994

   Reserve for bad debts                         $-          $-     $-          $-          $-
                                         ==========  ==========  =====  ==========  ==========

   Reserve for losses on loans             $327,787    $113,863     $-    $327,787    $113,863
                                         ==========  ==========  =====  ==========  ==========

   Reserve for valuation of investments  $2,560,000          $-     $-          $-  $2,560,000
                                         ==========  ==========  =====  ==========  ==========


YEAR ENDED DECEMBER 31, 1995

   Reserve for bad debts                 $        -  $        -  $   -  $       -   $        -
                                         ==========  ==========  =====  ==========  ==========

   Reserve for losses on loans           $  113,863  $        -  $   -  $  113,863  $        -
                                         ==========  ==========  =====  ==========  ==========

   Reserve for valuation of investments  $2,560,000  $        -  $   -  $        -  $2,560,000
                                         ==========  ==========  =====  ==========  ==========


YEAR ENDED DECEMBER 31, 1996

   Reserve for bad debts                 $        -  $        -  $   -  $        -  $        -
                                         ==========  ==========  =====  ==========  ==========

   Reserve for losses on loans           $        -  $        -  $   -  $        -  $        -
                                         ==========  ==========  =====  ==========  ==========

   Reserve for valuation of investments  $2,560,000    $273,000  $   -  $2,560,000    $273,000
                                         ==========  ==========  =====  ==========  ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION



YEARS ENDED DECEMBER 31, 1996 1995 1994




1. REPAIRS AND MAINTENANCE

           Name of property:
            180 North Michigan Avenue  $427,928  $391,454    $481,796
            Buschwood                         -         -      43,267
            Naperville                   45,433    64,734      51,582
            Freeport Office              22,555   111,033     137,596
            Highland Park                64,468    59,343      35,101
            Waterfall Plaza               7,313    12,120      12,280
            Tango Bay Suites                  -    62,127      94,307
            Ten Retail Centers          114,989   135,570     150,697
                                       --------  --------  ----------

           TOTAL                       $682,686  $836,381  $1,006,626
                                       ========  ========  ==========


2. DEPRECIATION, DEPLETION AND AMORTIZATION

       OF FIXED AND INTANGIBLE ASSETS
        Depreciation expense           $1,384,141  $1,905,764  $2,176,820
        Amortization expense              335,236     428,666     528,856
                                       ----------  ----------  ----------

      TOTAL                            $1,719,377  $2,334,430  $2,705,676
                                       ==========  ==========  ==========


3. TAXES, OTHER THAN INCOME TAXES

Real estate taxes:
             23 East Flagler - Department Store     $63,937     $54,988     $65,333
             Fairplay Foods                         218,820     206,009     233,930
             Freeport Office                          9,451     185,084     163,542
             180 North Michigan Avenue              682,999     614,938     754,534
             Naperville Office Court                103,278     119,193     118,345
             Buschwood                                    -           -      62,384
             Highland Park                           44,219      36,670      44,007
             Ten Retail Centers                   1,163,665   1,127,412   1,029,432
             Tango Bay Suites                             -      58,920     132,854
             Waterfall Plaza                        142,401     172,885      17,845
             Land - Fort Myers                       32,176      32,659      37,572
                                                 ----------  ----------  ----------

               Total                              2,460,946   2,608,758   2,659,778
           Payroll taxes                             14,453       6,877      11,927
           Florida sales taxes                        4,371      12,657       4,325
                                                 ----------  ----------  ----------

           TOTAL                                 $2,479,770  $2,628,292  $2,676,030
                                                 ==========  ==========  ==========

4.         MANAGEMENT FEES                         $734,716    $877,342    $963,261
                                                 ==========  ==========  ==========
5. RENTS
     Ground rent - 180 North Michigan Avenue       $ 13,549    $ 13,549    $ 27,098
                                                 ==========  ==========  ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION



YEAR ENDED DECEMBER 31, 1996




                                                              INITIAL COST TO        COST CAPITALIZED
                                                                COMPANY           SUBSEQUENT TO ACQUISITION
                                                         -----------------------  -------------------------
                                                                       BUILDINGS
                                                                             AND                CARRYING
                             DESCRIPTION   ENCUMBRANCES       LAND  IMPROVEMENTS  IMPROVEMENTS        COST
                             ------------  ------------  ---------  ------------  ------------  ----  ----
23 East Flagler Street -
Department Store,            Shopping
    Miami, Florida           Center          $        -   $231,920      $695,759    $        -      $    -

Fairplay Foods,              Shopping
    Chicago, Illinois        Center           2,220,000    429,877     1,562,842             -           -

Naperville Office Court,     Office
    Naperville, Illinois     Building         2,755,914  1,796,459     3,321,535     1,958,876           -

180 North Michigan Avenue,   Office
    Chicago, Illinois        Building         7,063,227  1,061,120     6,550,000     5,445,525           -

Highland Park,               Office
    Highland Park, Illinois  Building (A)     1,422,835    158,000     2,028,750     1,539,137  -

Waterfall Plaza,             Shopping
    Orland Park, Illinois    Center           1,852,468    317,400     1,165,643       506,677           -

                                      72

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEAR ENDED DECEMBER 31, 1996


     INITIAL COST TO COST CAPITALIZED
     COMPANY SUBSEQUENT TO ACQUISITION


                                                                              BUILDINGS
                                                                                 AND                         CARRYING
                                DESCRIPTION         ENCUMBRANCES     LAND    IMPROVEMENTS    IMPROVEMENTS      COST
                                -----------         ------------     ----    ------------    ------------    --------
Ten Strip Shopping Centers:

Oak Lawn Promenade,              Shopping
Oak Lawn, Illinois               Center (B)           $2,824,108    $429,456    $3,865,100       $29,592        $-
Oak Lawn Square,                 Shopping
Oak Lawn, Illinois               Center (B)              818,269     136,325     1,226,921        86,383         -
Broadway Festival,               Shopping
Chicago, Illinois                Center (B)            2,673,282     355,696     3,201,267       157,232         -
Irving Kimball,                  Shopping
Chicago, Illinois                Center (B)            1,344,834     180,521     1,624,686       103,138         -
Melrose Kimball,                 Shopping
Chicago, Illinois                Center (B)            1,159,335     155,195     1,396,752             -         -
Archer Central,                  Shopping
Chicago, Illinois                Center (B)            2,040,501     267,483     2,407,344       210,202         -
Evergreen Commons,               Shopping
Evergreen Park, Illinois         Center (B)              499,980      70,307       632,760        20,000         -
111 and Western,                 Shopping
Chicago, Illinois                Center (B)              582,996      76,295       686,652             -         -
Diversey and Sheffield,          Shopping
Chicago, Illinois                Center (B)            1,879,281     254,657     2,291,911        15,968         -
Harlem North Shopping Center,    Shopping
Oak Park, Illinois               Center (B)            2,202,370     310,000     2,790,000       152,155         -
                                                     ------------  ----------  ------------  ------------  --------
   Total                                             $31,339,400  $6,230,711   $35,447,922   $10,224,885        $-
                                                    ============  ==========  ============  ============  ========


See Notes 1, 2 and 3 accompanying Schedule XI.

     (A) Owned by M&J/Sheridan Limited Partnership; 89% owned subsidiary of First Wilkow Venture.
     (B)  Owned by M&J/Retail Limited Partnership; 53% owned subsidiary of

First Wilkow Venture.
FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEAR ENDED DECEMBER 31, 1996




                                GROSS AMOUNT AT WHICH CARRIED AT
                                     DECEMBER 31, 1996
                            ---------  ------------  -------------------------------
                                         BUILDINGS                                                            LIFE ON WHICH
                                           AND                      ACCUMULATED      DATE OF      DATE        DEPRECIATION IS
                              LAND     IMPROVEMENTS     TOTAL       DEPRECIATION  CONSTRUCTION   ACQUIRED       COMPUTED
                            ---------  ------------  ----------  ---------------- ------------   --------      ---------------
23 East Flagler Street -
Department Store
  Miami, Florida             $231,920      $695,759    $927,679    $     695,759     1928        1966            25 Years

Fairplay Foods,
  Chicago, Illinois           429,877     1,562,842   1,992,719        1,562,842     1963        1968            25 Years

Naperville Office Court,
  Naperville, Illinois      1,796,459     5,280,411   7,076,870        1,724,097     1980        1986            25 Years

180 North Michigan Avenue,
  Chicago, Illinois         1,061,120    11,995,525  13,056,645        7,189,911     1926        1968 building   35 Years

Highland Park,
  Highland Park, Illinois     158,000     3,567,887   3,725,887          891,655     1931        1988            30 Years
                                                                                 Renovated in 1972

Waterfall Plaza,
  Orland Park, Illinois       317,400     1,672,320   1,989,720          142,896     1980        1993            40 Years

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEAR ENDED DECEMBER 31, 1996





                                    GROSS AMOUNT AT WHICH CARRIED AT
                                           DECEMBER 31, 1996
                                 -----------------------------------------
                                               BUILDINGS                                                          LIFE ON WHICH
                                                  AND                       ACCUMULATED     DATE OF      DATE    DEPRECIATION IS
                                  LAND        IMPROVEMENTS           TOTAL  DEPRECIATION  CONSTRUCTION  ACQUIRED    COMPUTED
                                 --------  -----------------        ------- ------------  ------------  -------- ---------------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
     Oak Lawn, Illinois       $429,456  $       3,894,692  $        4,324,148   $  959,918     1986         1987       40 Years

  Oak Lawn Square,
     Oak Lawn, Illinois        136,325          1,313,304           1,449,629      308,461     1982         1987       40 Years

  Broadway Festival,
     Chicago, Illinois         355,696          3,358,499           3,714,195      780,794     1984         1987       40 Years

  Irving Kimball,
     Chicago, Illinois         180,521          1,727,824           1,908,345      359,073     1987         1988       40 Years

  Melrose Kimball,
     Chicago, Illinois         155,195          1,396,752           1,551,947      305,542     1987         1988       40 Years

  Archer Central,
     Chicago, Illinois         267,483          2,617,546           2,885,029      551,450     1985         1988       40 Years

  Evergreen Commons,
     Evergreen Park, Illinois   70,307            652,760             723,067      140,168     1987         1988       40 Years

  111 and Western,
     Chicago, Illinois          76,295            686,652             762,947      150,205     1987         1988       40 Years

  Diversey and Sheffield,
     Chicago, Illinois         254,657          2,307,879           2,562,536      459,705     1984         1989       40 Years

  Harlem North Shopping Center,
     Oak Park, Illinois        310,000          2,942,155           3,252,155      247,666     1980         1993       40 Years
                               -------         ----------           ---------      -------
 TOTAL                     $ 6,230,711       $ 45,672,807        $ 51,903,518 $ 16,470,142
                           ===========       ============        ============ ============

                                      75

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           BALANCE AT                                           BALANCE
                                                         BEGINNING OF  ADDITION               OTHER CHARGES      AT END
                                                                 YEAR   AT COST  RETIREMENTS   ADD (DEDUCT)     OF YEAR
                                           --------------------------  --------  -----------  -------------  ----------
     BUILDING AND BUILDING IMPROVEMENTS -
     YEAR ENDED DECEMBER 31, 1996
     23 East Flagler - Department Store,
       Miami, Florida                                        $695,759        $-           $-             $-    $695,759

     Fairplay Foods,
       Chicago, Illinois                                    1,562,842         -            -              -   1,562,842

     Naperville Office Court,
       Naperville, Illinois                                 5,065,453   254,987       40,029              -   5,280,411

     180 North Michigan Avenue,
       Chicago, Illinois                                   11,870,761   124,764            -              -  11,995,525

     Freeport Office,
       Dallas, Texas                                       11,472,870         -            -   (11,472,870)           -

     Highland Park,
       Highland Park, Illinois                              3,517,726    50,161            -              -   3,567,887

     Waterfall Plaza,
       Orland Park, Illinois                                1,639,404    32,916            -              -   1,672,320

                                      76

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                  BALANCE AT                                          BALANCE
                                BEGINNING OF  ADDITION               OTHER CHARGES    AT END
                                   YEAR       AT COST   RETIREMENTS  ADD (DEDUCT)     OF YEAR
                                ------------  --------  -----------  -------------    -------
Ten Strip Shopping Centers:
 Oak Lawn Promenade,
    Oak Lawn, Illinois            $3,880,389   $14,303      $     -   $           -   $3,894,692

 Oak Lawn Square,
    Oak Lawn, Illinois             1,311,990     1,314            -               -    1,313,304

 Broadway Festival,
    Chicago, Illinois              3,347,234    11,265            -               -    3,358,499

 Irving Kimball,
    Chicago, Illinois              1,642,428    85,396            -              -     1,727,824

 Melrose Kimball,
    Chicago, Illinois              1,396,752         -            -              -     1,396,752

 Archer Central,
    Chicago, Illinois              2,617,546         -            -             -      2,617,546

 Evergreen Commons,
    Evergreen Park, Illinois         652,760         -            -             -       652,760

 111 and Western,
    Chicago, Illinois                686,652         -            -             -       686,652

 Diversey and Sheffield,
    Chicago, Illinois              2,302,638     5,241            -             -     2,307,879

 Harlem North Shopping Center,
    Oak Park, Illinois             2,876,817    65,338            -             -     2,942,155
                                ------------  --------  -----------   -------------  -----------

TOTAL                            $56,540,021  $645,685      $40,029   $(11,472,870)  $45,672,807
                                ============  ========  ===========   =============  ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - Continued

                                                                 BALANCE AT                                            BALANCE
                                                               BEGINNING OF  ADDITION                OTHER CHARGES      AT END
                                                                       YEAR   AT COST  RETIREMENTS    ADD (DEDUCT)     OF YEAR
                                                                ----------    --------  -----------  --------------  ----------
     BUILDING AND BUILDING IMPROVEMENTS -
     YEAR ENDED DECEMBER 31, 1995

     23 East Flagler - Department Store,
       Miami, Florida                                              $695,759        $-           $-              $-    $695,759

     Fairplay Foods,
       Chicago, Illinois                                          1,562,842         -            -               -   1,562,842

     Naperville Office Court,
       Naperville, Illinois                                       4,704,984   360,469            -               -   5,065,453

     180 North Michigan Avenue,
       Chicago, Illinois                                         11,739,472   131,289            -               -  11,870,761

     Buschwood,
       Carrollwood, Florida                                               -         -            -               -           -

     Freeport Office,
       Dallas, Texas                                             12,770,775   102,095            -  (1,400,000)(A)  11,472,870

     Highland Park,
       Highland Park, Illinois                                    3,491,603    26,123            -               -   3,517,726

     Tango Bay Suites,
       Orlando, Florida                                           6,099,144         -    6,099,144               -           -

     Waterfall Plaza,
       Orland Park, Illinois                                      1,570,086    69,318            -               -   1,639,404

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                  BALANCE AT                                                  BALANCE
                                BEGINNING OF  ADDITION               OTHER CHARGES             AT END
                                        YEAR   AT COST  RETIREMENTS  ADD (DEDUCT)             OF YEAR
                                ------------  --------  -----------  -------------------  -----------
Ten Strip Shopping Centers:
 Oak Lawn Promenade,
    Oak Lawn, Illinois            $3,871,900    $8,489           $-        -              $3,880,389

 Oak Lawn Square,
    Oak Lawn, Illinois             1,286,757    25,233            -        -               1,311,990

 Broadway Festival,
    Chicago, Illinois              3,307,949    39,285            -        -               3,347,234

 Irving Kimball,
    Chicago, Illinois              1,642,428         -            -        -               1,642,428

 Melrose Kimball,
    Chicago, Illinois              1,396,752         -            -        -               1,396,752

 Archer Central,
    Chicago, Illinois              2,617,546         -            -        -               2,617,546

 Evergreen Commons,
    Evergreen Park, Illinois         652,760         -            -        -                 652,760

 111 and Western,
    Chicago, Illinois                686,652         -            -       -                  686,652

 Diversey and Sheffield,
    Chicago, Illinois              2,302,638         -            -       -                2,302,638

 Harlem North Shopping Center,
    Oak Park, Illinois             2,790,000    86,817            -       -                2,876,817
                                ------------  --------  -----------   ----------         -----------

TOTAL                            $63,190,047  $849,118   $6,099,144  $(1,400,000)        $56,540,021
                                ============  ========  ===========   ==========         ===========


     (A) Reflects the write-down of the building based on estimated loss on 1996 disposition (see Note 11 of the financial statements).

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 - Continued

                                                                 BALANCE AT                                              BALANCE
                                                               BEGINNING OF  ADDITION               OTHER CHARGES         AT END
                                                                       YEAR   AT COST  RETIREMENTS  ADD (DEDUCT)         OF YEAR
                                           --------------------------------  --------  -----------  ----------------  ----------
     BUILDING AND BUILDING IMPROVEMENTS -
     YEAR ENDED DECEMBER 31, 1994
     23 East Flagler - Department Store,
       Miami, Florida                                              $695,759        $-           $-  $              -    $695,759

     Fairplay Foods,
       Chicago, Illinois                                          1,562,842         -            -                 -   1,562,842

     Naperville Office Court,
       Naperville, Illinois                                       4,641,946    63,038            -                 -   4,704,984

     180 North Michigan Avenue,
       Chicago, Illinois                                         11,240,558   498,914            -                 -  11,739,472

     Buschwood,
       Carrollwood, Florida                                       7,558,414         -    7,558,414                 -           -

     Freeport Office,
       Dallas, Texas                                             12,536,909   233,866            -                 -  12,770,775

     Highland Park,
       Highland Park, Illinois                                    3,235,382   256,221            -                 -   3,491,603

     Tango Bay Suites,
       Orlando, Florida                                           6,063,222    35,922            -                 -   6,099,144

     Waterfall Plaza,
       Orland Park, Illinois                                      1,358,256   211,830            -                 -   1,570,086

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                  BALANCE AT                                                 BALANCE
                                BEGINNING OF    ADDITION               OTHER CHARGES          AT END
                                        YEAR     AT COST  RETIREMENTS  ADD (DEDUCT)          OF YEAR
                                ------------  ----------  -----------  ----------------  -----------
Ten Strip Shopping Centers:
 Oak Lawn Promenade,
    Oak Lawn, Illinois            $3,871,900          $-           $-  $              -   $3,871,900

 Oak Lawn Square,
    Oak Lawn, Illinois             1,226,921      59,836            -                 -    1,286,757

 Broadway Festival,
    Chicago, Illinois              3,313,467      10,935       16,453                 -    3,307,949

 Irving Kimball,
    Chicago, Illinois              1,642,428           -            -                 -    1,642,428

 Melrose Kimball,
    Chicago, Illinois              1,396,752           -            -                 -    1,396,752

 Archer Central,
    Chicago, Illinois              2,617,546           -            -                 -    2,617,546

 Evergreen Commons,
    Evergreen Park, Illinois         652,760           -            -                 -      652,760

 111 and Western,
    Chicago, Illinois                686,652           -            -                 -      686,652

 Diversey and Sheffield,
    Chicago, Illinois              2,302,638           -            -                 -    2,302,638

 Harlem North Shopping Center,
    Oak Park, Illinois             2,790,000           -            -                 -    2,790,000
                                ------------  ----------  -----------  ----------------  -----------

TOTAL                            $69,394,352  $1,370,562   $7,574,867  $              -  $63,190,047
                                ============  ==========  ===========  ================  ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




2 -RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
DURING EACH OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             BALANCE AT                                          BALANCE
                                                           BEGINNING OF  ADDITION               OTHER CHARGES     AT END
                                                                   YEAR   AT COST  RETIREMENTS   ADD (DEDUCT)    OF YEAR
                                       --------------------------------  --------  -----------  -------------  ---------
  YEAR ENDED DECEMBER 31, 1996
  23 East Flagler - Department Store,
   Miami, Florida                                              $695,759        $-           $-             $-   $695,759

  Fairplay Foods,
   Chicago, Illinois                                          1,562,842         -            -              -  1,562,842

  Naperville Office Court,
   Naperville, Illinois                                       1,528,906   206,013       10,822              -  1,724,097

  180 North Michigan Avenue,
   Chicago, Illinois                                          6,704,663   485,248            -              -  7,189,911

  Freeport Office,
   Dallas, Texas                                              4,370,870         -            -    (4,370,870)          -

  Highland Park,
   Highland Park, Illinois                                      769,619   122,036            -              -    891,655

  Waterfall Plaza,
   Orland Park, Illinois                                        101,714    41,182            -              -    142,896

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                  BALANCE AT                                             BALANCE
                                BEGINNING OF    ADDITION               OTHER CHARGES     AT END
                                        YEAR     AT COST  RETIREMENTS  ADD (DEDUCT)     OF YEAR
                                ------------  ----------  -----------  -------------    -----------
Ten Strip Shopping Centers:
 Oak Lawn Promenade,
    Oak Lawn, Illinois              $862,691     $97,227           $-  $         -     $959,918

 Oak Lawn Square,
    Oak Lawn, Illinois               275,639      32,822            -            -      308,461

 Broadway Festival,
    Chicago, Illinois                696,988      83,806            -            -      780,794

 Irving Kimball,
    Chicago, Illinois                317,592      41,481            -            -      359,073

 Melrose Kimball,
    Chicago, Illinois                270,623      34,919            -            -      305,542

 Archer Central,
    Chicago, Illinois                486,010      65,440            -            -      551,450

 Evergreen Commons,
    Evergreen Park, Illinois         123,848      16,320            -            -      140,168

 111 and Western,
    Chicago, Illinois                133,039      17,166            -            -      150,205

 Diversey and Sheffield,
    Chicago, Illinois                402,086      57,619            -            -      459,705

 Harlem North Shopping Center,
    Oak Park, Illinois               174,621      73,045            -            -      247,666
                                ------------  ----------  -----------    ----------  ----------

TOTAL                            $19,477,510  $1,374,324      $10,822  $(4,370,870)  $16,470,142
                                ============  ==========  ===========    ==========  ===========

                                      83

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -
    Continued


                                       BALANCE AT                                             BALANCE
                                     BEGINNING OF  ADDITION               OTHER CHARGES        AT END
                                             YEAR   AT COST  RETIREMENTS  ADD (DEDUCT)        OF YEAR
                                     ------------  --------  -----------  ----------------  ---------
YEAR ENDED DECEMBER 31, 1995
23 East Flagler - Department Store,
 Miami, Florida                          $695,759        $-           $-  $              -   $695,759

Fairplay Foods,
 Chicago, Illinois                      1,562,842         -            -                 -  1,562,842

Naperville Office Court,
 Naperville, Illinois                   1,335,365   193,541            -                 -  1,528,906

180 North Michigan Avenue,
 Chicago, Illinois                      6,244,563   460,100            -                 -  6,704,663

Buschwood,
 Carrollwood, Florida                           -         -            -                 -          -

Freeport Office,
 Dallas, Texas                          3,970,515   400,355            -                 -  4,370,870

Highland Park,
 Highland Park, Illinois                  648,402   121,217            -                 -    769,619

Tango Bay Suites,
 Orlando, Florida                         276,423         -      276,423                 -          -

Waterfall Plaza,
 Orland Park, Illinois                     61,840    39,874            -                 -    101,714

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                  BALANCE AT                                                 BALANCE
                                BEGINNING OF    ADDITION               OTHER CHARGES          AT END
                                        YEAR     AT COST  RETIREMENTS  ADD (DEDUCT)          OF YEAR
                                ------------  ----------  -----------  ----------------  -----------
Ten Strip Shopping Centers:
 Oak Lawn Promenade,
    Oak Lawn, Illinois              $765,819     $96,872           $-  $              -     $862,691

 Oak Lawn Square,
    Oak Lawn, Illinois               243,307      32,332            -                 -      275,639

 Broadway Festival,
    Chicago, Illinois                613,687      83,301            -                 -      696,988

 Irving Kimball,
    Chicago, Illinois                276,532      41,060            -                 -      317,592

 Melrose Kimball,
    Chicago, Illinois                235,704      34,919            -                 -      270,623

 Archer Central,
    Chicago, Illinois                419,629      66,381            -                 -      486,010

 Evergreen Commons,
    Evergreen Park, Illinois         107,529      16,319            -                 -      123,848

 111 and Western,
    Chicago, Illinois                115,873      17,166            -                 -      133,039

 Diversey and Sheffield,
    Chicago, Illinois                344,313      57,773            -                 -      402,086

 Harlem North Shopping Center,
    Oak Park, Illinois               104,625      69,996            -                 -      174,621
                                ------------  ----------  -----------  -----------------  -----------

TOTAL                            $18,022,727  $1,731,206     $276,423  $              -  $19,477,510
                                ============  ==========  ===========  =================  ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -
    Continued



                                       BALANCE AT                                             BALANCE
                                     BEGINNING OF  ADDITION               OTHER CHARGES        AT END
                                             YEAR   AT COST  RETIREMENTS  ADD (DEDUCT)        OF YEAR
                                     ------------  --------  -----------  ----------------  ---------
YEAR ENDED DECEMBER 31, 1994
23 East Flagler - Department Store,
 Miami, Florida                          $695,759        $-           $-  $              -   $695,759

Fairplay Foods,
 Chicago, Illinois                      1,562,842         -            -                 -  1,562,842

Naperville Office Court,
 Naperville, Illinois                   1,153,281   182,084            -                 -  1,335,365

180 North Michigan Avenue,
 Chicago, Illinois                      5,778,352   466,211            -                 -  6,244,563

Buschwood,
 Carrollwood, Florida                   1,596,728   112,719    1,709,447                 -          -

Freeport Office,
 Dallas, Texas                          3,673,175   297,340            -                 -  3,970,515

Highland Park,
 Highland Park, Illinois                  536,482   111,920            -                 -    648,402

Tango Bay Suites,
 Orlando, Florida                         125,647   150,776            -                 -    276,423

Waterfall Plaza,
 Orland Park, Illinois                     24,743    37,097            -                 -     61,840

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                  BALANCE AT                                            BALANCE
                                BEGINNING OF  ADDITION               OTHER CHARGES       AT END
                                        YEAR   AT COST  RETIREMENTS  ADD (DEDUCT)       OF YEAR
                                ------------  --------  -----------  ----------------  --------
Ten Strip Shopping Centers:
 Oak Lawn Promenade,
    Oak Lawn, Illinois              $669,023   $  96,796           $-  $        -        $765,819

 Oak Lawn Square,
    Oak Lawn, Illinois               212,155      31,152            -           -         243,307

 Broadway Festival,
    Chicago, Illinois                531,641      92,493       10,447           -         613,687

 Irving Kimball,
    Chicago, Illinois                235,472      41,060            -           -         276,532

 Melrose Kimball,
    Chicago, Illinois                200,785      34,919            -           -         235,704

 Archer Central,
    Chicago, Illinois                355,130      64,499            -           -         419,629

 Evergreen Commons,
    Evergreen Park, Illinois          91,210      16,319            -           -         107,529

 111 and Western,
    Chicago, Illinois                 98,707      17,166            -           -         115,873

 Diversey and Sheffield,
    Chicago, Illinois                286,849      57,464            -           -         344,313

 Harlem North Shopping Center,
    Oak Park, Illinois                34,875      69,750            -           -         104,625
                                ------------ -----------  -----------  ----------    ------------
     TOTAL                      $ 17,862,856 $ 1,879,765 $ 1,719,894    $ -          $ 18,022,727
                                ============ ===========  ===========  ==========    ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



3  -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES



                                                               BUILDING
                                                                    AND
                                                     LAND  IMPROVEMENTS
                                               ----------  ------------
        First Wilkow Venture:
           23 East Flagler - Department Store    $266,738      $800,211
           Fairplay Foods                         502,093     1,825,386
           180 North Michigan Avenue            1,079,535    10,725,495
           Naperville Office Court                299,723     2,942,964
           Waterfall Plaza                        243,321       726,362
                                               ----------  ------------

             Subtotal                           2,391,410    17,020,418
                                               ----------  ------------


        Subsidiaries:
           Highland Park                          158,000     2,821,755
           Ten Strip Centers:
            Harlem North                          321,384     2,694,488
            Oak Lawn Promenade                    429,456     2,934,773
            Oak Lawn Square                       136,325     1,004,843
            Broadway Festival                     355,696     2,577,703
            Irving Kimball                        180,521     1,368,750
            Melrose Kimball                       155,195     1,091,210
            Archer Central                        267,483     2,066,097
            Evergreen Commons                      70,307       512,592
            111 and Western                        76,295       536,447
            Diversey and Sheffield                254,657     1,848,170
                                               ----------  ------------

             Subtotal                           2,405,319    19,456,828
                                               ----------  ------------

             Total Consolidated                $4,796,729   $36,477,246
                                               ==========  ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1996:


   COLUMN A                                   COLUMN B      COLUMN C                    COLUMN D                        COLUMN E

                                              BALANCE AT       ADDITIONS                DEDUCTIONS                       BALANCE
                                             BEGINNING OF ------------------      ------------------------------         AT END
                                                    YEAR    INCOME     OTHER           LOSS  DRAWS         OTHER          OF YEAR
                                              ----------  --------  --------      --------  ------------  -----        ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
FOR BY THE EQUITY METHOD
      Registrant:
       L-C Office Partnership IV                      $-        $-        $-             $-            $-  $        -          $-
       Realdal Venture                                 -         -         -              -             -           -           -
       M&J/Westwood Limited Partnership                -         -         -              -             -           -           -
       XXI Office Plaza Associates               406,644    27,291         -              -             -           -     433,935
       DB/F Office Ltd. Partnership                    -         -         -              -             -           -           -
       M&J/Quorum Associates                           -         -         -              -             -           -           -
       Hawdel Limited Partnership                854,014         -         -        163,664  (C)        -           -     690,350
       M&J/Grove Limited Partnership             296,324   208,519    98,100  (A)         -         2,943           -     600,000
       Rosemont 28 Limited Partnership           557,182         -     3,896  (A)     3,559             -           -     557,519
       First Ron Venture                               -         -         -              -             -           -           -
       TOP Investors Limited Partnership               -         -         -              -             -           -           -
                                              ----------  --------  --------       --------       -------  -----  ---  ----------

         Total Registrant                      2,114,164   235,810   101,996        167,223         2,943           -   2,281,804

      M&J/Crossroads Limited Partnership (B)     297,000         -         -         23,349        13,751           -     259,900
                                              ----------  --------  --------       --------       -------  -----  ---  ----------

   TOTAL INVESTMENTS - EQUITY METHOD          $2,411,164  $235,810  $101,996       $190,572       $16,694  $        -  $2,541,704
                                              ==========  ========  ========       ========       =======  =====  ===  ==========


     (A)  Additional investment.
     (B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
     (C)  Represents estimated loss on the 1997 disposition of the investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1996:

COLUMN A                                    COLUMN B       COLUMN C             COLUMN D                COLUMN E

                                           BALANCE AT      ADDITIONS           DEDUCTIONS               BALANCE
                                         BEGINNING OF  --------------   ----------------------------    AT END
                                                 YEAR    INCOME  OTHER      LOSS       DRAWS    OTHER   OF YEAR
                                             --------  --------  -----  ------------  --------  -----  --------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD
   Duke Realty Limited Partnership           $468,904  $100,502     $-       $-       $100,502     $-  $468,904
   Metro Class A Investors Limited
    Partnership                                     -         -      -        -              -      -         -
   Park 100 Equity Investors Limited
    Partnership                                     -         -      -        -              -      -         -
   Park 100 Mortgage Investors Limited
    Partnership                                     -         -      -        -              -      -         -
   M&J/Largo Limited Partnership              694,227         -      -  119,000  (C)         -      -   575,227
   North LaSalle Street Limited Partnership         -         -      -        -              -      -         -
   Second Daltex Venture                            -         -      -        -              -      -         -
   21st M&J Associates                         99,900         -      -        -              -      -    99,900
   222 Fee Associates                           6,728       319      -        -            319      -     6,728
   5601 N. Sheridan Associates                 29,916       576      -        -            576      -    29,916
   First Candlewick Associates                125,950    22,055      -        -         22,055      -   125,950
   M&J/Two Market Limited Partnership               -         -      -        -              -      -         -
   Orhow Associates                            70,000         -      -        -              -      -    70,000
   Second Wilkow Venture                       64,813     2,364      -        -          2,364      -    64,813
   Wilkow/Retail Partners L.P.                  2,799       120      -        -            120      -     2,799
   544 Arizona Associates                           -         -      -        -              -      -         -

                                      90

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1996:

COLUMN A                                    COLUMN B          COLUMN C               COLUMN D              COLUMN E

                                            BALANCE          ADDITIONS               DEDUCTIONS           AT BALANCE
                                           BEGINNING OF ---------------------  -------------------------     AT END
                                                  YEAR    INCOME        OTHER      LOSS     DRAWS  OTHER     OF YEAR
                                            ----------  --------  ---  ------  --------  --------  -----  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD - Continued

   Registrant:
    Fifth Arizona Associates                        $-        $-    $       -        $-        $-     $-          $-
    Fifth Orlando Associates                         -         -            -         -         -      -           -
    Monterey Village Associates                      -         -            -         -         -      -           -
    Pre-Vest Associates                              -         -            -         -         -      -           -
    Seventh M&J Associates                           -         -            -         -         -      -           -
    First Apollo Associates                          -         -            -         -         -      -           -
    M&J/LaSalle L.P.                             6,480         -            -         -         -      -       6,480
    Wilkow/Grove L.P.                                -         -            -         -         -      -           -
    Wilkow/Metro Partners L.P.                       -         -            -         -         -      -           -
                                            ----------  --------  ---  ------  --------  --------  -----  ----------

        Total Registrant                     1,569,717   125,936            -   119,000   125,936      -   1,450,717

   Northlake Tower Limited Partnership (A)   1,149,641    84,669  (B)  37,987         -    84,669      -   1,187,628
                                            ----------  --------  ---  ------  --------  --------  -----  ----------

TOTAL INVESTMENTS - COST METHOD             $2,719,358  $210,605    $  37,987  $119,000  $210,605     $-  $2,638,345
                                            ==========  ========       ======  ========  ========  =====  ==========


     (A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
     (B) Additional investment.
     (C) Represents estimated loss on the 1997 disposition of the investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1995:

COLUMN A                                  COLUMN B           COLUMN C                 COLUMN D            COLUMN E

                                           BALANCE           ADDITIONS                DEDUCTIONS          AT BALANCE
                                        BEGINNING OF  ----------------------   ------------------------    AT END
                                                YEAR    INCOME     OTHER          LOSS   DRAWS    OTHER    OF YEAR
                                          ----------  --------  -----------     -------  ------  -------  ---------------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE EQUITY METHOD
    Registrant:
       L-C Office Partnership IV                  $-        $-        $-            $-      $-       $-    $           -
       Realdal Venture                             -         -         -             -       -        -                -
       M&J/Westwood Limited Partnership            -         -         -             -       -        -                -
       XXI Office Plaza Associates           278,602   128,042         -             -       -        -          406,644
       DB/F Office Ltd. Partnership                -         -         -             -       -        -                -
       M&J/Quorum Associates                       -         -         -             -       -        -                -
       Hawdel Limited Partnership            888,365         -         -        34,351       -        -          854,014
       M&J/Grove Limited Partnership         327,530         -         -        31,206       -        -          296,324
       Rosemont 28 Limited Partnership       554,383        49     2,750  (A)        -       -        -          557,182
       First Ron Venture                           -         -         -             -       -        -                -
       TOP Investors Limited Partnership           -         -         -             -       -        -                -
       First MW Associates                    18,462       900         -             -   8,650   10,712  (B)           -
                                          ----------  --------  --------       -------  ------  -------        ---------

        Total Registrant                   2,067,342   128,991     2,750        65,557   8,650   10,712        2,114,164

    M&J/Crossroads Limited Partnership             -         -   297,000  (C)        -       -        -          297,000
                                          ----------  --------  --------       -------  ------  -------  ----  ---------

TOTAL INVESTMENTS - EQUITY METHOD         $2,067,342  $128,991  $299,750       $65,557  $8,650  $10,712    $   2,411,164
                                          ==========  ========  ========       =======  ======  =======  ====  =========


     (A)  Additional investment.
     (B)  Investment was disposed of in 1995.
     (C) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1995:

COLUMN A                                    COLUMN B        COLUMN C              COLUMN D           COLUMN E

                                           BALANCE AT     ADDITIONS             DEDUCTIONS           BALANCE
                                          BEGINNING OF ----------------      ----------------------   AT END
                                                 YEAR    INCOME   OTHER       LOSS     DRAWS  OTHER   OF YEAR
                                             --------  --------  ------       ----  --------  -----  --------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD
   Duke Realty Limited Partnership           $468,904  $134,752      $-         $-  $134,752     $-  $468,904
   Metro Class A Investors Limited
    Partnership                                     -         -       -          -         -      -         -
   Park 100 Equity Investors Limited
    Partnership                                     -         -       -          -         -      -         -
   Park 100 Mortgage Investors Limited
    Partnership                                     -         -       -          -         -      -         -
   M&J/Largo Limited Partnership              694,227         -       -          -         -      -   694,227
   North LaSalle Street Limited Partnership         -         -       -          -         -      -         -
   Second Daltex Venture                            -         -       -          -         -      -         -
   21st M&J Associates                         99,900         -       -          -         -      -    99,900
   222 Fee Associates                           6,728       406       -          -       406      -     6,728
   5601 N. Sheridan Associates                 28,254       544   1,662  (D)     -       544      -    29,916
   First Candlewick Associates                116,050     3,000   9,900  (D)     -     3,000      -   125,950
   M&J/Two Market Limited Partnership               -         -       -          -         -      -         -
   Orhow Associates                            70,000         -       -          -         -      -    70,000
   S & S Venture                               65,718       918  34,290  (C)     -   100,926      -         -
   Second Chase Venture                        56,100       450   3,875  (C)     -    60,425      -         -
   Second Wilkow Venture                       64,813     2,364       -          -     2,364      -    64,813
   Wilkow/Retail Partners L.P.                  2,799       120       -          -       120      -     2,799
   544 Arizona Associates                           -         -       -          -         -      -         -

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1995:

COLUMN A COLUMN B COLUMN C COLUMN D COLUMN E

                                      BALANCE AT          ADDITIONS                   DEDUCTIONS        BALANCE
                                      BEGINNING OF  ---------------------       ---------------------    AT END
                                              YEAR    INCOME       OTHER       LOSS     DRAWS  OTHER     OF YEAR
                                        ----------  --------  ----------       ----  --------  -----  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD - Continued
   Registrant:
    Fifth Arizona Associates                    $-        $-          $-         $-        $-     $-          $-
    Fifth Orlando Associates                     -         -           -          -         -      -           -
    Monterey Village Associates                  -         -           -          -         -      -           -
    Pre-Vest Associates                          -         -           -          -         -      -           -
    Seventh M&J Associates                       -         -           -          -         -      -           -
    First Apollo Associates                      -         -           -          -         -      -           -
    M&J/LaSalle L.P.                             -         -       6,480  (B)     -         -      -       6,480
    Wilkow/Grove L.P.                            -         -           -          -         -      -           -
    Wilkow/Metro Partners L.P.                   -         -           -          -         -      -           -
                                        ----------  --------  ----------       ----  --------  -----  ----------

        Total Registrant                 1,673,493   142,554      56,207          -   302,537      -   1,569,717

   Northlake Tower Limited Partnership           -         -   1,149,641  (A)     -         -      -   1,149,641
                                        ----------  --------  ----------       ----  --------  -----  ----------

TOTAL INVESTMENTS - COST METHOD         $1,673,493  $142,554  $1,205,848         $-  $302,537     $-  $2,719,358
                                        ==========  ========  ==========       ====  ========  =====  ==========


     (A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
     (B) Additional investment.
     (C) Investment was disposed of in 1995.
     (D) Distribution of assets from the liquidation of First MW Associates.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1994:

COLUMN A                               COLUMN B       COLUMN C                  COLUMN D             COLUMN E

                                      BALANCE         ADDITIONS                   DEDUCTIONS         AT BALANCE
                                    BEGINNING OF   -----------------       -----------------------      AT END
                                             YEAR    INCOME    OTHER           LOSS    DRAWS  OTHER     OF YEAR
                                       ----------  --------  -------       --------  -------  -----  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE EQUITY METHOD
   L-C Office Partnership IV                   $-        $-       $-             $-       $-     $-          $-
   Realdal Venture                              -         -        -              -        -      -           -
   M&J/Westwood Limited Partnership             -         -        -              -        -      -           -
   XXI Office Plaza Associates            221,863   103,989        -              -   47,250      -     278,602
   DB/F Office Ltd. Partnership                 -         -        -              -        -      -           -
   M&J/Quorum Associates                        -         -        -              -        -      -           -
   Hawdel Limited Partnership             959,799         -        -         71,434               -     888,365
   M&J/Grove Limited Partnership          495,709         -        -        168,179        -      -     327,530
   Rosemont 28 Limited Partnership        550,995         -   14,896  (A)    11,508        -      -     554,383
   First Ron Venture                            -         -        -              -        -      -           -
   TOP Investors Limited Partnership            -         -        -              -        -      -           -
   First MW Associates                     18,462         -        -              -        -      -      18,462
                                       ----------  --------  -------       --------  -------  -----  ----------

TOTAL                                  $2,246,828  $103,989  $14,896       $251,121  $47,250     $-  $2,067,342
                                       ==========  ========  =======       ========  =======  =====  ==========

     (A)  Additional investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1994:

COLUMN A COLUMN B COLUMN C COLUMN D COLUMN E

                                        BALANCE AT        ADDITIONS                DEDUCTIONS                     BALANCE
                                        BEGINNING OF  ----------------      ------------------------------        AT END
                                                YEAR  INCOME     OTHER       LOSS           DRAWS    OTHER        OF YEAR
                                             -------  ------  --------       ------------  ------  -------       --------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD
   Duke Realty Limited Partnership                $-      $-  $468,904  (A)       $-           $-       $-       $468,904
   Metro Class A Investors Limited
    Partnership                                    -       -         -             -            -        -              -
   Park 100 Equity Investors Limited
    Partnership                              506,944       -         -             -       60,600  446,344  (A)         -
   Park 100 Mortgage Investors Limited
    Partnership                                5,313       -         -             -        2,633    2,680  (A)         -
   M&J/Largo Limited Partnership             694,227       -         -             -            -        -        694,227
   North LaSalle Street Limited Partnership  962,991       -         -       962,991  (C)       -        -              -
   Second Daltex Venture                           -       -         -             -            -        -              -
   21st M&J Associates                        99,900   1,000         -             -        1,000        -         99,900
   222 Fee Associates                          7,424     305         -             -          305      696  (B)     6,728
   5601 N. Sheridan Associates                28,254     408         -             -          408        -         28,254
   First Candlewick Associates               116,050   2,250         -             -        2,250        -        116,050
   M&J/Two Market Limited Partnership         19,880     800         -             -          800   19,880  (A)         -
   Orhow Associates                           70,000     700         -             -          700        -         70,000
   S & S Venture                              65,718   2,754         -             -        2,754        -         65,718
   Second Chase Venture                       56,100     675         -             -          675        -         56,100
   Second Wilkow Venture                      64,813   2,068         -             -        2,068        -         64,813
   Wilkow/Retail Partners L.P.                 2,799      90         -             -           90        -          2,799
   544 Arizona Associates                          -       -         -             -            -        -              -

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued



YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     YEAR ENDED DECEMBER 31, 1994:


COLUMN A                               COLUMN B         COLUMN C            COLUMN D                COLUMN E

                                     BALANCE AT    ADDITIONS                 DEDUCTIONS              BALANCE
                                     BEGINNING OF ------------------  ---------------------------     AT END
                                             YEAR   INCOME     OTHER      LOSS    DRAWS     OTHER     OF YEAR
                                       ----------  -------  --------  --------  -------  --------  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD - Continued
   Fifth Arizona Associates                    $-       $-        $-        $-       $-        $-          $-
   Fifth Orlando Associates                     -        -         -         -        -         -           -
   Monterey Village Associates                  -        -         -         -        -         -           -
   Pre-Vest Associates                          -        -         -         -        -         -           -
   Seventh M&J Associates                       -        -         -         -        -         -           -
   First Apollo Associates                      -        -         -         -        -         -           -
   M&J/LaSalle L.P.                             -        -         -         -        -         -           -
   Wilkow/Grove L.P.                            -        -         -         -        -         -           -
   Wilkow/Metro Partners L.P.                   -        -         -         -        -         -           -
                                       ----------  -------  --------  --------  -------  --------  ----------

TOTAL                                  $2,700,413  $11,050  $468,904  $962,991  $74,283  $469,600  $1,673,493
                                       ==========  =======  ========  ========  =======  ========  ==========

     (A) Investments were exchanged for interest in Duke Realty Limited Partnership.
     (B) A portion of the investment was sold in 1994.
     (C) Investment was disposed of in 1994.

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

                                    FIRST WILKOW VENTURE


                                    By:  Marc R. Wilkow
                                         ----------------------------------
                                         Marc R. Wilkow, General Partner and
                                         President of M&J Wilkow, Ltd., its
                                         Managing Agent


DATED:  March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 25, 1997.

                                         Clifton J. Wilkow
                                         ----------------------------------
                                         Clifton J. Wilkow, General Partner and
                                         Executive Vice President of
                                         M&J Wilkow, Ltd.


                                         Thomas Harrigan
                                         ----------------------------------
                                         Thomas Harrigan, Vice President of
                                         M&J Wilkow, Ltd.

                               INDEX TO EXHIBITS






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