Form 10-Q
period 1997-03-31
FIRST WILKOW VENTURE
filed 1997-05-13
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1997
                                     ------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission File No.    0-7798
                                            --------------

                             FIRST WILKOW VENTURE
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           ILLINOIS                                       36-6169280
-------------------------------                      --------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)



180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                60601
--------------------------------------------             ----------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (312) 726-9622
                                                   ----------------------

                                NOT APPLICABLE
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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
                          CONSOLIDATED BALANCE SHEET

                                                                        March 31,
                                                                          1997           December 31,
                                                                       (Unaudited)           1996
                                                                       -----------       -----------
                                    ASSETS
                                    ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
-------------------------------------------------------

Real Estate:

        Land                                                            $6,230,711        $6,230,711
        Buildings and Improvements                                      45,814,670        45,672,807
        Fixtures and Equipment                                             116,955           116,955
                                                                       -----------       -----------
                     Total                                              52,162,336        52,020,473
        Less-Accumulated Depreciation                                   16,893,812        16,543,394
                                                                       -----------       -----------
                     Net Real Estate                                    35,268,524        35,477,079
Investment in Real Estate Partnerships                                   4,477,767         5,180,049
                                                                       -----------       -----------
                     Total                                              39,746,291        40,657,128
                                                                       -----------       -----------

LOANS RECEIVABLE                                                           929,113         1,224,274
----------------                                                       -----------       -----------

OTHER ASSETS
------------

        Cash                                                               280,744           466,870
        Certificates of Deposit                                          1,290,000           840,000
        Receivable                                                         691,981           702,376
        Prepaid Expenses                                                     2,465            -
        Deposits                                                           409,332           715,053
        Deferred Charges                                                   925,717           988,991
                                                                       -----------       -----------
                     Total                                               3,600,239         3,713,290
                                                                       -----------       -----------

                     TOTAL ASSETS                                      $44,275,643       $45,594,692
                     ------------                                      ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

MORTGAGES AND LOANS PAYABLE
---------------------------

        Mortgages Payable                                              $31,056,446       $31,339,400
        Notes Payable                                                      790,359           829,488
                                                                       -----------       -----------
                     Total                                              31,846,805        32,168,888
                                                                       -----------       -----------
OTHER LIABILITIES
-----------------

        Accounts Payable and Accrued Expenses                              132,035           182,975
        Accrued Property Taxes                                           1,884,627         2,328,926
        Deferred State Income Taxes                                        200,000           200,000
        Security Deposits and Prepaid Rent                                 394,863           404,507
        Accrued Interest                                                    66,839            69,110
                                                                       -----------       -----------
                     Total                                               2,678,364         3,185,518
                                                                       -----------       -----------

MINORITY INTEREST                                                        1,439,556         1,449,774
-----------------                                                      -----------       -----------

PARTNERS' CAPITAL       (178,972 units authorized and issued)            8,310,918         8,790,512
-----------------                                                      -----------       -----------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $44,275,643       $45,594,692
        ---------------------------------------                        ===========       ===========

Note: Balance Sheet at 12/31/96 has been taken from the audited financial statements at that date.
                                      -2-

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                         Three Months
                                                                        Ended March 31,
                                                                  ---------------------------
                                                                     1997             1996
                                                                  -----------     -----------
REVENUES
--------

    Rental Income                                                 $2,404,517      $2,231,601
    Interest Income                                                   44,750          32,884
    Other Income                                                      18,045           3,615
                                                                  -----------     -----------
                                                                   2,467,312       2,268,100
                                                                  -----------     -----------
PARTNERSHIP INVESTMENTS' INCOME (LOSS)
--------------------------------------

    Share of Net Income (Loss)                                        91,909          55,578
                                                                  -----------     -----------
                                                                      91,909          55,578
                                                                  -----------     -----------
EXPENSES
--------

    Operating Expenses                                               758,392         667,546
    Real Estate Taxes                                                653,972         606,072
    Depreciation and Amortization                                    436,573         456,400
    Interest Expense                                                 697,656         732,713
    General and Administrative                                       116,946         162,818
                                                                  -----------     -----------
                                                                   2,663,539       2,625,549
                                                                  -----------     -----------
INCOME (LOSS) BEFORE
--------------------
    MINORITY INTEREST
    -----------------
    AND TAXES                                                       (104,318)       (301,871)
    ---------

MINORITY INTEREST IN
--------------------
    SUBSIDIARIES NET LOSS                                            (17,332)         87,415
    ---------------------

PROVISION FOR STATE
-------------------
    INCOME TAXES                                                           0               0
    ------------                                                  -----------     -----------

NET INCOME (LOSS)                                                  ($121,650)      ($214,456)
-----------------                                                 ===========     ===========

EARNINGS PER UNIT BASED
ON 178,972 UNITS OUTSTANDING                                          ($0.68)         ($1.20)
                                                                  ===========     ===========

DISTRIBUTION PER UNIT                                                  $2.00           $0.00
                                                                  ===========     ===========

NOTE 1: No provision for Federal Income Taxes has been made since First
        Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                          ------------------------------
                                                                             1997                1996
                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net Income (Loss)                                                          ($121,650)          ($214,456)

Non Cash Items Included in Net Income

           Loss on Sale of Real Estate                                         -                 271,076
           Minority Interest in Subsidiaries Net Income/Loss                  17,332             (87,415)
           Depreciation and Amortization                                     436,573             456,400
           Amortization of Debt Forgiveness Income                           (18,044)           (276,506)
           (Decrease) Increase in Net Payable and Accrued Expense           (193,503)           (420,193)
           Share of Parntership's Net (Income) Loss                          (91,909)            (55,578)
                                                                          -----------        -----------

Total Cash Provided (Used) from Operating Activities                         150,449           (112,216)
                                                                          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

           Cash Provided from Sale of Real Estate                              -               8,197,646
           Partnership Investment Draws                                      797,628              45,069
           (Increase) in Land and Buildings                                 (141,863)            (65,839)
           Investment in Partnerships                                         (3,438)            (29,005)
           (Decrease) Increase in Minority Interest                          (27,550)            (27,550)
           (Decrease) Increase in Mortgage and Notes Payable                (189,129)         (2,655,333)
           (Increase) Decrease in Mortgage and Notes Receivable              295,162             295,505
           Investment in Deferred Charges                                    (22,881)            (26,493)
                                                                          -----------        -----------

Total Cash Provided (Used) from Investing Activites                          707,929           5,734,000
                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

           Mortgage Principal Payments Upon Sale of Real Estate               -               (5,185,580)
           Cash Distribution to Partners                                    (357,944)              -
           Mortgage Principal Payments                                      (114,910)            (94,014)
                                                                          -----------        -----------

Total Cash Provided (Used) from Financing Activities                        (472,854)         (5,279,594)
                                                                          -----------        -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  263,874             127,734

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                 1,306,870             491,850
------------------------------------------                                -----------        -----------

CASH AND EQUIVALENTS - END OF PERIOD                                      $1,570,744            $619,584
------------------------------------                                      ===========        ===========

                                      -4-

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                   ------------------------------------------



Accounting Policies

     The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

     Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a description of other accounting policies and additional details for the Partnership's financial condition, results of operations, changes in Partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 MARCH 31, 1997



Overview

     Reference is made to partnership's annual report for the year ended December 31, 1996 for a discussion of the partnership's business.

     In January 1997, the Partnership made a distribution in the amount of $357,944, or $2 per unit.

     In January 1997, the property known as 2221 Camden Court Office Building was sold for $11,750,000, resulting in repayment of Partnership loans and an equity distribution of $690,360 to the Partnership. A provision for loss in book value of $154,000, equal to the estimated loss to the Partnership on the disposition of the investment was recognized in 1996.

     On February 12, 1997, Sun Pointe Place Limited Partnership sold a 140-unit apartment complex it developed and owned in Largo, Florida, for $2,600,000. M & J/Largo Limited Partnership, which owns a 91.12% interest, exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership simultaneously with the sale of the property, entitling it to all the available sale proceeds. The Partnership received an equity distribution from M & J/Largo Limited Partnership of $615,384. A provision for loss in book value of $119,000, equal to the estimated loss to the Partnership on the disposition of the investment, was recognized in 1996.

                                    REMARKS


     In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 1996 and 1997.


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


                                  FIRST WILKOW VENTURE




                                  By:  Marc R. Wilkow
                                       ------------------------------------
                                       Marc R. Wilkow, General Partner and
                                       President of M & J Wilkow, Ltd., its
                                       Managing Agent




DATED:    May 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 12, 1997.



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