Form 10-Q
period 1997-06-30
FIRST WILKOW VENTURE
filed 1997-08-11
CIK 37070

                                August 7, 1997






Securities & Exchange Commission
Branch 5 - Division of
     Corporate Finance
450 Fifth Street N.W.
Washington, D.C.  20549-1004

          Re:  First Wilkow Venture
               June 30, 1997
               Form 10-Q

Dear Sir/Madam:

     Pursuant to the regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of First Wilkow Venture is the Company's Quarterly Report Form 10-Q for the Quarter ended June 30, 1997.

     The filing is being effected by direct transmission to the Commission's Operational Edgar System.

                               Very truly yours,




                               Thomas Harrigan
                          ----------------------------
                         Thomas Harrigan-Vice President



TH/paw
Enc.

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q


[  X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1997
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                       -------------    ---------------

                        Commission File No.    0-7798

                             FIRST WILKOW VENTURE
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           ILLINOIS                                            36-6169280
------------------------------                        --------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


 180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                     60601
---------------------------------------------           ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (312) 726-9622
                                                    ----------------------------

                                NOT APPLICABLE
--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.


            Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES
             X  NO
            ---    ---

                             FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                       1997                      December 31,
                                                                    (Unaudited)                      1996
                                                                    -----------                  ------------
                                    ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
     Land                                                           $ 6,230,711                  $ 6,230,711
     Buildings and Improvements                                      45,866,473                   45,672,807
     Fixtures and Equipment                                             116,955                      116,955
                                                                    -----------                  -----------
                  Total                                              52,214,139                   52,020,473
     Less-Accumulated Depreciation                                   17,245,115                   16,543,394
                                                                    -----------                  -----------
                  Net Real Estate                                    34,969,024                   35,477,079
Investment in Real Estate Partnerships                                3,770,546                    5,180,049
                                                                    -----------                  -----------
                  Total                                              38,739,570                   40,657,128
                                                                    -----------                  -----------

LOANS RECEIVABLE                                                        926,113                    1,224,274
                                                                    -----------                  -----------

OTHER ASSETS

     Cash                                                             1,020,105                      466,870
     Certificates of Deposit                                          1,840,000                      840,000
     Receivable                                                         561,484                      702,376
     Prepaid Expenses                                                     2,446                         -
     Deposits                                                           808,527                      715,053
     Deferred Charges                                                   944,580                      988,991
                                                                    -----------                  -----------
                  Total                                               5,177,142                    3,713,290
                                                                    -----------                  -----------

                  TOTAL ASSETS                                      $44,842,825                  $45,594,692
                                                                    ===========                  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

     Mortgages Payable                                              $30,939,678                  $31,339,400
     Notes Payable                                                      751,230                      829,488
                                                                    -----------                  -----------
                  Total                                              31,690,908                   32,168,888
                                                                    -----------                  -----------

OTHER LIABILITIES

     Accounts Payable and Accrued Expenses                              146,326                      182,975
     Accrued Property Taxes                                           2,410,848                    2,328,926
     Deferred State Income Taxes                                        200,000                      200,000
     Security Deposits and Prepaid Rent                                 399,962                      404,507
     Accrued Interest                                                    69,221                       69,110
                                                                    -----------                  -----------
                  Total                                               3,226,357                    3,185,518
                                                                    -----------                  -----------

MINORITY INTEREST                                                     1,391,671                    1,449,774
                                                                    -----------                  -----------

PARTNERS' CAPITAL        (178,972 units authorized and issued)        8,533,889                    8,790,512
                                                                    -----------                  -----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $44,842,825                  $45,594,692
                                                                    ===========                  ===========

Note: Balance Sheet at 12/31/96 has been taken from the audited financial statements at that date.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         Three Months                           Six Months
                                                         Ended June 30,                        Ended June 30
                                                    ------------------------            ---------------------------
                                                    1997                1996            1997                   1996
                                                    ----                ----            ----                   ----
REVENUES
--------
         Rental Income                             $2,158,689          $2,346,416     $4,563,206            $4,578,017
         Interest Income                               54,966              37,893         99,716                70,777
         Other Income                                  17,998              23,949         36,043                27,564
                                                   ----------          ----------     ----------            ----------
                                                    2,231,653           2,408,258      4,698,965             4,676,358
                                                   ----------          ----------     ----------            ----------
PARTNERSHIP INVESTMENTS' INCOME (LOSS)
--------------------------------------
         Share of Net Income (Loss)                   489,627              80,940        581,536               136,518
                                                   ----------          ----------     ----------            ----------
                                                      489,627              80,940        581,536               136,518
                                                   ----------          ----------     ----------            ----------

EXPENSES
--------
         Operating Expenses                           623,640             567,842      1,382,032             1,235,388
         Real Estate Taxes                            553,649             581,276      1,207,621             1,187,348
         Depreciation and Amortization                434,591             395,115        871,164               851,515
         Interest Expense                             673,119             670,030      1,370,775             1,402,743
         General and Administrative                   188,904             112,871        305,850               275,689
                                                   ----------          ----------     ----------            ----------
                                                    2,473,903           2,327,134      5,137,442             4,952,683
                                                   ----------          ----------     ----------            ----------

INCOME (LOSS) BEFORE
--------------------
         MINORITY INTEREST
         -----------------
         AND TAXES                                    247,377             162,064        143,059              (139,807)
         ---------
MINORITY INTEREST IN
--------------------
         SUBSIDIARIES NET (INCOME)/LOSS                20,335             (42,875)         3,003                44,540
         ------------------------------
PROVISION FOR STATE
-------------------
         INCOME TAXES                                       0                   0              0                     0
         ------------                              ----------          ----------     ----------            ----------

NET INCOME (LOSS)                                    $267,712            $119,189       $146,062              ($95,267)
-----------------                                  ==========           =========      =========            ==========
NET INCOME (LOSS)/PER UNIT BASED
ON 178,972 UNITS OUTSTANDING                            $1.50               $0.67          $0.82                ($0.53)
                                                   ==========           =========      =========            ==========
DISTRIBUTION PER UNIT                                   $0.25               $0.00          $2.25                 $0.00
                                                   ==========           =========      =========            ==========

NOTE 1:   No provision for Federal Income Taxes has been made since
First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)


                                                                 Six Months Ended June  30,
                                                                 --------------------------
                                                                    1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES                                ----          ----
------------------------------------
Net Income (Loss)                                                   $146,062      ($95,267)

Non Cash Items Included in Net Income


     Loss on Sale of Real Estate                                      -            271,076
     Minority Interest in Subsidiaries Net Income/Loss                (3,003)      (44,540)
     Depreciation and Amortization                                   871,164       851,515
     Amortization of Debt Forgiveness Income                         (36,043)     (294,690)
     (Decrease) Increase in Net Payable and Accrued Expense           85,811      (346,369)
     Share of Partnership's Net (Income) Loss                       (581,535)     (136,518)
                                                                  ----------   -----------
Total Cash Provided (Used) from Operating Activities                 482,456       205,207
                                                                  ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

     Partnership Investment Draws                                  1,994,476     8,197,646
     Cash Provided from Sale of Real Estate                            -           120,817
     (Increase) in Land and Buildings                               (193,666)     (160,644)
     Investment in Partnerships                                       (3,438)     (127,105)
     (Decrease) Increase in Minority Interest                        (55,100)      (55,100)
     (Decrease) Increase in Mortgage and Notes Payable              (205,768)   (2,745,333)
     (Increase) Decrease in Mortgage and Notes Receivable            298,161       229,131
     Investment in Deferred Charges                                 (125,032)     (123,724)
                                                                  ----------   -----------
Total Cash Provided (Used) from Investing Activities               1,709,633     5,335,688
                                                                  ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

     Mortgage Principal Payments Upon Sale of Real Estate                -      (5,185,580)
     Cash Distribution to Partners                                  (402,687)        -
     Mortgage Principal Payments                                    (236,167)     (200,234)
                                                                  ----------   -----------
Total Cash Provided (Used) from Financing Activities                (638,854)   (5,385,814)
                                                                  ----------   -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        1,553,235       155,081

CASH AND EQUIVALENTS -BEGINNING OF PERIOD                          1,306,870       491,850
------------------------------------------                        ----------   -----------
CASH AND EQUIVALENTS - END OF PERIOD                              $2,860,105      $646,931
------------------------------------                              ==========    ==========

                             FIRST WILKOW VENTURE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997



1.   Financial Statements

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

2.   Subsequent Events

     On July 21, 1997 the Partnership sold an additional 12,500 shares of Duke Realty Investment, Inc. for $528,168. This transaction resulted in a gain of $411,543.

                             FIRST WILKOW VENTURE
                                  FORM  10-Q
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                JUNE 30, 1997


Overview

     Reference is made to partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

     On January 10, 1997, the Partnership made a distribution in the amount of $357,944, or $2.00 per unit.

     On January 16, 1997, the property known as 2221 Camden Court Office Building was sold for $11,750,000, resulting in repayment of Partnership loans and an equity distribution of $690,360 to the Partnership. A provision for loss in book value of $154,000, equal to the estimated loss to the Partnership on the disposition of the investment was recognized in 1996.

     On February 12, 1997, Sun Pointe Place Limited Partnership sold a 140-unit apartment complex it developed and owned in Largo, Florida, for $2,600,000. M & J/Largo Limited Partnership, which owns a 91.12% interest, exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership simultaneously with the sale of the property, entitling it to all the available sale proceeds. The Partnership received an equity distribution from M & J/Largo Limited Partnership of $615,384. A gain of $40,157 was recognized as a result of the equity distribution for the disposition of the investment and included in net income from Partnership Investments.

     On April 10, 1997, the Partnership made a distribution in the amount of $44,743 or $.25 per unit.

     The Partnership on April 15, 1997 converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc.

     On June 12, 1997 the Partnership sold 12,500 shares of common stock of Duke Realty Investments, Inc. for $500,044. This transaction resulted in a gain of $383,419, which was included in net income for Partnership Investments.

                                   REMARKS


     In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim periods ended June 30, 1997 and 1996.


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



                                  FIRST WILKOW VENTURE




                                  By: Marc R. Wilkow
                                      ------------------------------------
                                      Marc R. Wilkow, General Partner and
                                      President of M & J Wilkow, Ltd., its
                                      Managing Agent


DATED:  August 7, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 7, 1997.





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