Form 10-Q
period 1997-09-30
FIRST WILKOW VENTURE
filed 1997-11-12
CIK 37070

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 1997
                                       ----------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -------------------  ------------------

                                             0-7798
                       Commission File No. -----------


                            FIRST WILKOW VENTURE
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     ILLINOIS                                            36-6169280
---------------------------------------      ----------------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                    Identification No.)


180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                      60601
----------------------------------------------      ---------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:      (312) 726-9622
                                                    ---------------------------


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
                           CONSOLIDATED BALANCE SHEET

                                                                                      September 30,
                                                                                          1997            December 31,
                                                                                       (Unaudited)            1996
                                                                                      -------------       ------------
                                 ASSETS
REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:

     Land                                                                                $6,230,711         $6,230,711
     Buildings and Improvements                                                          46,383,354         45,672,807
     Fixtures and Equipment                                                                 117,117            116,955
                                                                                      -------------       ------------
            Total                                                                        52,731,182         52,020,473
     Less-Accumulated Depreciation                                                       17,599,045         16,543,394
                                                                                      -------------       ------------
            Net Real Estate                                                              35,132,137         35,477,079
Investment in Real Estate Partnerships                                                    3,708,553          5,180,049
                                                                                      -------------       ------------
            Total                                                                        38,840,690         40,657,128
                                                                                      -------------       ------------

LOANS RECEIVABLE                                                                            921,113          1,224,274
                                                                                      -------------       ------------

OTHER ASSETS

     Cash                                                                                   595,693            466,870
     Certificates of Deposit                                                              2,210,000            840,000
     Receivable                                                                             672,923            702,376
     Prepaid Expenses                                                                           391            -
     Deposits                                                                               411,491            715,053
     Deferred Charges                                                                       938,018            988,991
                                                                                      -------------       ------------
            Total                                                                         4,828,516          3,713,290
                                                                                      -------------       ------------

            TOTAL ASSETS                                                                $44,590,319        $45,594,692
                                                                                      =============       ============

                                 LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

     Mortgages Payable                                                                  $30,796,313        $31,339,400
     Notes Payable                                                                          712,105            829,488
                                                                                      -------------       ------------
            Total                                                                        31,508,418         32,168,888
                                                                                      -------------       ------------

OTHER LIABILITIES

     Accounts Payable and Accrued Expenses                                                  115,098            182,975
     Accrued Property Taxes                                                               1,856,984          2,328,926
     Deferred State Income Taxes                                                            200,000            200,000
     Security Deposits and Prepaid Rent                                                     438,458            404,507
     Accrued Interest                                                                        72,784             69,110
                                                                                      -------------       ------------
            Total                                                                         2,683,324          3,185,518
                                                                                      -------------       ------------

MINORITY INTEREST                                                                         1,424,610          1,449,774
                                                                                      -------------       ------------

PARTNERS' CAPITAL  (178,972 units authorized and issued)                                  8,973,967          8,790,512
                                                                                      -------------       ------------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $44,590,319        $45,594,692
                                                                                      =============       ============

Note:   Balance Sheet at 12/31/96 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                          Three Months                       Nine Months
                                                       Ended September 30,                Ended September 30,
                                                    --------------------------         --------------------------
                                                       1997            1996               1997            1996
                                                    ----------      ----------         ----------      ----------
REVENUES

    Rental Income                                   $2,474,001      $2,263,803         $7,037,207      $6,841,820
    Interest Income                                     63,050          41,772            162,766         112,549
    Other Income                                        17,953          55,646             53,996          83,210
                                                    ----------      ----------         ----------      ----------
                                                     2,555,004       2,361,221          7,253,969       7,037,579
                                                    ----------      ----------         ----------      ----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

    Share of Net Income (Loss)                         501,443          70,361          1,082,979         206,879
                                                    ----------      ----------         ----------      ----------
                                                       501,443          70,361          1,082,979         206,879
                                                    ----------      ----------         ----------      ----------

EXPENSES

    Operating Expenses                                 638,097         683,638          2,020,129       1,919,026
    Real Estate Taxes                                  636,179         577,857          1,843,800       1,765,205
    Depreciation and Amortization                      433,363         432,389          1,304,527       1,283,904
    Interest Expense                                   675,539         675,839          2,046,314       2,078,582
    General and Administrative                         127,958         222,600            433,808         498,289
                                                    ----------      ----------         ----------      ----------
                                                     2,511,136       2,592,323          7,648,578       7,545,006
                                                    ----------      ----------         ----------      ----------

INCOME (LOSS) BEFORE
    MINORITY INTEREST
    AND TAXES                                          545,311        (160,741)           688,370        (300,548)

MINORITY INTEREST IN
    SUBSIDIARIES NET  INCOME/LOSS                      (60,489)         20,134            (57,486)         64,674

PROVISION FOR STATE
    INCOME TAXES                                             0               0                  0               0
                                                    ----------      ----------         ----------      ----------

NET INCOME (LOSS)                                     $484,822       ($140,607)          $630,884       ($235,874)
                                                    ==========      ==========         ==========      ==========

NET INCOME (LOSS)/PER UNIT BASED
        ON 178,972 UNITS OUTSTANDING                     $2.71          ($0.79)             $3.53          ($1.32)
                                                    ==========      ==========         ==========      ==========

DISTRIBUTION PER UNIT                                    $0.25           $0.00              $2.50           $0.00
                                                    ==========      ==========         ==========      ==========

NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                               Nine Months Ended September 30,
                                                                              ---------------------------------
                                                                                  1997                 1996
                                                                              ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                 $630,884            ($235,874)

Non Cash Items Included in Net Income

       Loss on Sale of Real Estate                                                   -                  271,076
       Minority Interest in Subsidiaries Net Income/Loss                            57,486              (64,674)
       Depreciation and Amortization                                             1,304,528            1,283,904
       Amortization of Debt Forgiveness Income                                     (53,996)            (312,827)
       (Decrease) Increase in Net Payable and Accrued Expense                     (169,570)            (562,996)
       Share of Partnership's Net (Income) Loss                                 (1,082,979)            (206,879)
                                                                              ------------         ------------

Total Cash Provided (Used) from Operating Activities                               686,353              171,730
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Partnership Investment Draws                                                293,956              183,330
       Partnership Investment Sale Proceeds                                      2,333,956                -
       Cash Provided from Sale of Real Estate                                        -                8,197,646
       (Increase) in Land and Buildings                                           (710,709)            (316,634)
       Investment in Partnerships                                                  (73,438)            (139,983)
       (Decrease) Increase in Minority Interest                                    (82,650)             (82,650)
       (Decrease) Increase in Mortgage and Notes Payable                          (247,893)            (970,333)
       (Increase) Decrease in Mortgage and Notes Receivable                        303,161              228,365
       Investment in Deferred Charges                                             (197,902)            (240,362)
                                                                              ------------         ------------

Total Cash Provided (Used) from Investing Activites                              1,618,481            6,859,379
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Mortgage Principal Payments Upon Sale of Real Estate                          -               (5,185,580)
       Cash Distribution to Partners                                              (447,430)              -
       Mortgage Principal Payments                                                (358,581)          (1,843,669)
                                                                              ------------         ------------

Total Cash Provided (Used) from Financing Activities                              (806,011)          (7,029,249)
                                                                              ------------         ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      1,498,823                1,860

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                       1,306,870              491,850
                                                                              ------------         ------------

CASH AND EQUIVALENTS - END OF PERIOD                                            $2,805,693             $493,710
                                                                              ============         ============

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


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

2.       Subsequent Events

         On October 8, 1997, the Partnership invested $200,000 in M & J/Hotel Investors L.P., which acquired a 164-room hotel in the greater Orlando area, three miles from the main entrance at Walt Disney World.

         On October 10, 1997, 8,056 limited partnership units owned by 52 partners (out of a total of 480 partners) were redeemed as of October 1, 1997 at the redemption rate of $40 per unit. The redemption price paid by the Partnership was $322,240. As a result of the redemption, there are now 170,916 units outstanding owned by 428 partners. Also on this date, the Partnership made a distribution in the amount of $44,743 or $.25 per unit based on 178,972 units outstanding at September 30, 1997.

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997


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

         On June 12, 1997, the Partnership sold 12,500 shares of Duke Realty Investments, Inc. for $500,044. This transaction resulted in a gain of $383,419, which was included in net income for Partnership Investments.

         On July 10, 1997, the Partnership made a distribution in the amount of $44,743 or $.25 per unit.

         On July 21, 1997, the Partnership sold an additional 12,500 shares of Duke Realty Investments, Inc. for $528,168. This transaction resulted in a gain $411,543, which was included in net income for Partnership Investment.

         On August 26, 1997, the Partnership invested $70,000 in M & J/Mid Oak L.P., which has a 9% interest in Mid Oak Plaza LLC which acquired a 77,942 square foot shopping center in Midlothian, Illinois.

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 1997 and 1996.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRST WILKOW VENTURE




                                        By: Marc R. Wilkow
                                            -----------------------------------
                                            Marc R. Wilkow, General Partner and
                                            President of M & J Wilkow, Ltd., its
                                            Managing Agent


DATED:  November 12, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 11, 1997.





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