Form 10-K
period 1997-12-31
FIRST WILKOW VENTURE
filed 1998-03-27
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------     EXCHANGE ACT OF 1934

                For the year ended December 31, 1997

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to         .
                                              ----------   --------
                          Commission File Number 0-7798

                  FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                          36-6169280
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)


               180 North Michigan Avenue, Chicago, Illinois 60601
               --------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, including area code: (312) 726-9622

        Securities Registered Pursuant to Section 12(h) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                Units of Partnership Interest, Exchange Value $91
               --------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            YES     X         NO
                                               ----------        -----------

The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

       First Wilkow Venture (the "Registrant") is a limited partnership composed of 416 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

       M & J Wilkow, Ltd. and its affiliated companies have a combined administrative staff of 43 and ancillary clerical, office and maintenance staff of approximately 117.

       The Registrant employs approximately five people who are management and maintenance personnel in connection with the operation of certain wholly owned properties.

DESCRIPTION OF BUSINESS

       The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 1997, there are 31 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and undeveloped land. Twenty-six of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: three are residential projects; fourteen are shopping centers; six are office buildings; one is a real estate investment trust; one is undeveloped land; and one is a hotel.

       The remaining five properties are owned and operated by the Registrant. Two are office buildings, and three are shopping centers.

CHANGES IN PROPERTIES

       During the calendar year ended December 31, 1997, certain of the property investments held by the Registrant underwent the changes described below:

    (a)  Purchases:

            On August 26, 1997, the Registrant invested $70,000 in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which acquired a 77,942 square foot shopping center in Midlothian, Illinois.

            On October 8, 1997, the Registrant invested $200,000 in M&J/Hotel Investors Limited Partnership, which acquired a 164-room hotel in the greater Orlando area, three miles from the main entrance at Walt Disney World.

    (b)  Sales:

            On January 16, 1997, the property known as 2221 Camden Court Office Building was sold for $11,750,000, resulting in repayment of Registrant loans and an equity distribution of $690,360 to the Partnership. A provision for loss in book value of $154,000, equal to the ultimate loss to the Registrant on the disposition of the investment, was recognized in 1996.

            On February 12, 1997, Sun Pointe Place Limited Partnership sold a 140-unit apartment complex it developed and owned in Largo, Florida, for $2,600,000. M&J/Largo Limited Partnership, which owns a 91.12% interest, exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership simultaneously with the sale of the property, entitling it to all the available sale proceeds. The Registrant received an equity distribution from M&J/Largo Limited Partnership of $615,384, resulting in a loss on disposition of $78,843. A provision for loss in book value equal to the estimated loss on the transaction of $119,000 was recognized in 1996, and a gain of $40,157 was recognized in 1997.

            The Registrant on April 15, 1997, converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc. The stock was sold in two blocks of 12,500 shares on June 12, 1997, and July 21, 1997, for total proceeds of $1,028,212, resulting in a gain of $794,962.

    (c)  Proposed Purchases and Sales:

            None

    (d)  Declined Purchases:

            None

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

ITEM 2 - PROPERTIES

       The Registrant has an ownership interest in the following properties as of December 31, 1997:

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

       Per the terms of the settlement, the Registrant received $45,645, representing rent for the months of February, March and April 1997 at $8,000 per month and real estate taxes on the premises for January, February, March and April 1997 based on an annual real estate tax bill of $64,935 ($5,411 per month). In August 1997, McCrory Corporation reimbursed the Registrant $72,306 towards repairs and improvements to the building while it was an occupant.

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

       The property is encumbered by a mortgage securing two promissory notes in the original principal amounts of $1,800,000 and $600,000, maturing December 31, 2003, and December 31, 2002, respectively, and bearing interest at 7% and 4.96%, respectively, per annum.

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

       The property was acquired with a $2,150,000 first mortgage bearing interest at 8-3/4% per annum. In December 1987, the mortgage was purchased by McKinley Associates, an affiliate of the general partner of Apollo Associates. The old mortgage was replaced with a $2,135,000 first mortgage bearing interest at 9.9% per annum but payable on a current basis only to the extent of cash flow. Any unpaid interest accrues and compounds at 13% per annum. In addition to minimum interest, the lender is entitled to additional interest based upon generation of cash flow and net sale and/or refinancing proceeds in excess of certain specified levels.

    HAWDEL LIMITED PARTNERSHIP I AND III (2221 CAMDEN COURT OFFICE BUILDING)

       The Registrant had invested a total of $1,320,000 representing an 18.03% interest in Hawdel Limited Partnership I and III, which owned the 2221 Camden Court Office Building located in Oak Brook, Illinois. The property contains 100,796 net rentable square feet of prime office space.

       On January 16, 1997, the property was sold for $11,750,000, resulting in full payment of the first mortgage and the partner loans. In addition, the Registrant received an equity distribution of $690,360, resulting in a loss on disposition of $154,000. A provision for loss in book value equal to the estimate of $154,000 was recognized in 1996.

    M&J/LARGO LIMITED PARTNERSHIP (SUN POINTE PLACE APARTMENTS)

       The Registrant invested a total of $694,227 to acquire 756 limited partnership units (a 25.1% interest) in M&J/Largo Limited Partnership. M&J/Largo Limited Partnership owned 91.12% of Sun Pointe Place Limited Partnership, which developed and owned a 140 furnished one-bedroom unit apartment complex.

       The project, located on Bay Drive in Largo, Florida, was sold on February 12, 1997, for $2,600,000. A portion of the sale proceeds were used to pay the balance of a $200,000 mortgage obtained on October 13, 1994. The remainder of the net sale proceeds were paid to M&J/Largo Limited Partnership when it exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership, simultaneous with the sale of the property. The Registrant received a final equity distribution from M&J/Largo Limited Partnership of $615,384, resulting in a loss on disposition of $78,843. A provision for loss in book value equal to the estimated loss on the transaction of $119,000 was recognized in 1996, and a gain of $40,157 was recognized in 1997.

    DUKE REALTY LIMITED PARTNERSHIP

       On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke Realty Limited Partnership, the operating partnership ("UPREIT") of more than 100 properties. The UPREIT's sole general partner is Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange. The partnership units in the UPREIT will eventually be convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of the issuance of partnership units in the UPREIT, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

       The Registrant on April 15, 1997, converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc. The stock was sold in two blocks of 12,500 shares on June 12, 1997, and July 21, 1997, for total proceeds of $1,028,212, resulting in a gain of $794,962.

       On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership at December 31, 1997.

    ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

       In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $467,786 have been funded to cover the Registrant's pro rata share of the costs of carrying the property and paying off the mortgage loan in full. Net cash flow and residual proceeds are required to be distributed in accordance with the partners' respective interests.

    XXI OFFICE PLAZA ASSOCIATES (CENTURY XXI OFFICE BUILDING)

       Century XXI Office Plaza is an office complex built in 1971-1973, which is located in Germantown, Maryland, a suburb of Washington, D.C. The property consists of three separate office buildings and a connecting five-level parking deck, on a site in excess of six acres. The office buildings have a total leasable area of 179,385 square feet. The property has two 30-year mortgages from Teachers Insurance and Annuity Association of America in the combined original principal amount of $5,500,000. During December 1996, one of the mortgages was repaid. The mortgagee, in addition to the regular monthly payments due under the mortgage, participates in 25% of the gross income over $1,160,000. The Registrant owns a 13.907% limited partnership interest in XXI Office Plaza Associates, the partnership that was formed to acquire the subject property. In addition, the Registrant owns 50 units (an 8.28% interest) in 21st M&J Venture, which has a 16% interest in XXI Office Plaza Associates and 35 units (a 7.59% interest) in Orhow Associates, which has a 12.2% interest in XXI Office Plaza Associates.

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

       Through December 31, 1995, the Registrant had invested a total of $931,000 to acquire 981 limited partnership units (a 23.08% interest) in M&J/Grove Limited Partnership ("M&J/Grove"), the partnership that was formed to acquire the subject property. In addition, the Registrant owns seven units (a 3.02% interest) in Wilkow/Grove Partners L.P., which has a 5.87% interest in M&J/Grove. As a Class A Limited Partner, the Registrant is entitled to an 8% cumulative priority claim.

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

    L-C OFFICE PARTNERSHIP IV (LAKE COOK OFFICE CENTRE - BUILDING IV)

       The Registrant holds a 74.69% interest in L-C Office Partnership IV, which has a 94% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake Cook Development"), which has a 57.915% interest in DFA Limited Partnership, which has a 99% interest in M&J/Dover Limited Partnership, which owns Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located on a hilly, landscaped setting in North Royalton, Ohio. During 1997, the Registrant contributed an additional $175,097 to maintain its 74.69% interest in L-C Office Partnership IV. Each apartment has a washer and dryer, as well as either a patio or terrace. Many apartments also include fireplaces, dens and lofts. In terms of common areas, the complex includes a clubhouse, pool and deck area, Jacuzzi and racquetball court.

       In addition, the Registrant owns limited partnership interests in the partnerships scheduled below whose sole asset is represented by an interest in Lake Cook Development. The following is a recap of these interests:



                                                               Owned by                       Ownership in
                                                              Registrant                  Lake Cook Development
                                                      --------------------------          ---------------------
          Partnership                                 # of Units      % Interest                % Interest
          -----------                                 ----------      ----------                ----------

          544 Arizona Associates                          61             13.034%                      .384%

          Fifth Arizona Associates                         3               .667                       .154

          Fifth Orlando Associates                        83             11.690                       .243

          First Orlando Associates                        50             10.000                       .157

          Monterey Village Associates                     45              5.625                       .598

          Seventh M&J Associates                          35              8.274                       .226

          TOP Investors Limited Partnership               95             95.000                       .688


    222 FEE ASSOCIATES

       The Registrant owns a 3.18% interest (58 units) in 222 Fee Associates, which holds multiple partnership and debenture investments.

    5601 N. SHERIDAN ASSOCIATES

       The Registrant owns a 13.04% interest (36 units) in 5601 N. Sheridan Associates, which holds partnership interests in XXI Office Plaza Associates and M&J/Crossroads Limited Partnership (see Page 13, "M&J/Retail Limited Partnership") and an investment in Tango Bay Suites (see Page 13) debentures.

    FIRST CANDLEWICK ASSOCIATES

       The Registrant owns an 11.96% interest (55 units) in First Candlewick Associates, which holds multiple partnership and debenture investments.

    SECOND WILKOW VENTURE

       The Registrant owns a 4.89% interest (197 units) in Second Wilkow Venture, which holds multiple partnership and debenture investments.

    209 WEST JACKSON

       On August 24, 1995, the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in Tango Bay Suites. As part of this transaction, Tango Bay Suites remains liable to the Registrant for loans advanced to fund operating deficits. The 209 West Jackson building is subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum. The Registrant posted a letter of credit for $150,000 as a part of this transaction. Due to the character of the investment, the Registrant is using the equity method to account for its interest in the 209 West Jackson building.

    M&J/HOTEL INVESTORS LIMITED PARTNERSHIP

       On October 8, 1997, the Registrant invested $200,000 to obtain a 14.81% interest in M&J/Hotel Investors Limited Partnership, which owns a 164-room hotel in Kissimmee, Florida. The property is located three miles from the main entrance to Walt Disney World. At the time of purchase, the property was operating as the EconoLodge Maingate Central Hotel, but immediately following the closing, the property was converted to a Howard Johnson franchise.

       The property was acquired with a three-year first mortgage of $4,550,000 bearing interest at 8.5% per annum. The property is currently undergoing a renovation of all rooms.

    M&J/MID OAK LIMITED PARTNERSHIP

       On August 26, 1997, the Registrant invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owns Mid Oak Plaza Shopping Center located in Midlothian, Illinois. The property contains 77,942 net rentable square feet of retail space. There is an outparcel at the property consisting of 30,000 square feet, which is occupied by White Castle pursuant to a ground lease. The tenant owns its own building.

       The property was acquired with a $4,558,000 mortgage bearing interest at 8.04% per annum. The term of the loan is seven years. Net cash flow and residual proceeds are required to be distributed in accordance with the limited liability company agreement.

PROPERTIES INVOLVING PROMISSORY NOTES

    TANGO BAY SUITES, ORLANDO, FLORIDA

       At December 31, 1997, the Registrant has a loan receivable in the principal amount of $731,124 from Tango Bay Suites, a 158-unit all-suites hotel located on Westwood Drive in Orlando, Florida.

PROPERTIES OWNED AND OPERATED BY REGISTRANT OR CONSOLIDATED SUBSIDIARIES

    180 NORTH MICHIGAN, CHICAGO, ILLINOIS

       The leasehold estate to this commercial office building on Chicago's prestigious Michigan Avenue was acquired in 1968 at a price of $6,550,000, of which $5,250,000 comprised mortgage financing. The property was constructed in 1926 and completely renovated in 1967 at a cost in excess of $3,000,000, which included changeover to fully automatic passenger elevators, redesigned interiors and a marble exterior facade. In 1973, the Registrant acquired the fee simple estate of 18,649 square feet of land for $1,600,000. In November 1986, the leasehold and fee simple estates were merged and the property was refinanced with an $8,700,000 first mortgage loan. This loan, which was scheduled to mature on November 1, 1996, was restructured during September 1994. In conjunction with the restructuring, the mortgage holder agreed to a $500,000 forgiveness of debt in return for a principal payment of $500,000 for a total principal reduction of $1,000,000. The new mortgage loan with a principal balance of $6,733,888 bears interest at 8.50% per annum and is due on September 1, 2001.

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

       On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing $1,112,677 of initial capital. Additional contributions through December 31, 1997, of $116,837 increased the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $83,212 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J. At December 31, 1997, the amount outstanding was $4,420. The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow. Tower Corporation was organized to act as general partner, as aforesaid, in order to insulate M&J/Retail from personal liability.

       On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% interest in M&J/Crossroads Limited Partnership ("M&J/Crossroads"). M&J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000, subject to a $19,550,000 first mortgage loan (which included a reserve for anticipated capital improvements). The center is located on 19.9 acres of land in Roseville, Minnesota. As a result of a refinancing of the first mortgage loan on December 31, 1997, M&J/Retail received a distribution on January 10, 1998, of $501,065.

       A summary of the properties in which M&J/Retail owns a majority interest is as follows:


                                  Net                 Area
                                Rentable              Land              First            Interest        Mortgage
Property                      (Square Feet)          (Acres)          Mortgage             Rate          Maturity
--------                      -------------          -------          --------             ----          --------

Harlem & North                     22,775               1.00         $    2,362,500          7.85%       01/01/99
Diversey & Sheffield               16,500                .75              2,000,000         7.875%       04/01/99
Oak Lawn Promenade                 32,576               1.95              3,175,000          8.25%       06/01/98
Oak Lawn Square                     9,746                .67                890,000          8.25%       06/01/98
Broadway-Berwyn                    33,385               1.44              2,750,000          8.20%       07/31/00
Irving-Kimball                     14,062                .55              1,450,000         8.875%       05/01/98
Melrose-Kimball                     9,653                .36              1,250,000         8.875%       05/01/98
Archer-Central                     29,426               1.49              2,200,000         8.875%       05/01/98
Evergreen Commons                   8,981                .41                530,000          8.25%       05/01/99
111th & Western                     9,620                .36                618,000          8.25%       05/01/99
                                ---------             ------          -------------

                                  186,724               8.98         $   17,225,500
                                =========             ======          =============



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

       The project is subject to a $2,268,444 first mortgage loan with interest at 9.65% per annum and is due in September 1999.

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

       None

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY
         HOLDER MATTERS

       The number of holders of record of equity securities of the Registrant as of December 31, 1997, was approximately:

              Title of Class                            Number of Record Holders
              --------------                            ------------------------
              Unit of Limited Partnership Interest                 416

       The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA


                                                                                       December 31,
                                                                 ---------------------------------------------------------
                                                                     1997           1996            1995            1994
                                                                 ----------     ----------      ----------      ----------
OPERATING RESULTS

(IN THOUSANDS)

Total Revenue                                                    $    9,516     $    9,874      $   12,135      $   14,445

Net Income (Loss)*                                               $    1,136     $      (99)     $   (2,327)     $   (3,119)

PARTNERSHIP UNIT DATA

(PER PARTNERSHIP UNIT)

Net Income (Loss):

    General Partner*                                             $        6.42  $     (.55)     $   (13.00)     $      (17.43)

    Limited Partner*                                                      6.42        (.55)         (13.00)            (17.43)

Cash Distributions Paid:

    General Partner                                              $        2.75  $       --      $       --      $       --

    Limited Partner                                                       2.75          --              --              --

    * Includes gain (loss) on sale of real estate properties

                                                                                        December 31,
                                                                 ---------------------------------------------------------
                                                                    1997           1996            1995            1994
                                                                 ----------     ----------      ----------      ----------
FINANCIAL POSITION DATA

Total Assets (In thousands)                                      $   45,385     $   45,595      $   55,075      $   64,373

Net Book Value Per Unit                                          $    53.31     $    49.12      $    49.67      $    62.67


ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

For the year ended December 31, 1997, income from partnerships was $1,823,771 compared to $136,843 for the comparative period of 1996. The increase in 1997 is primarily due to gains on the disposition of M&J/Largo Limited Partnership and Duke Realty Investments, Inc. and income recognized on the distribution from Northlake Tower Limited Partnership.

For the year ended December 31, 1997, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:



                                                  Advances         Collections         Write-offs         Total Loan
                                                 Year Ended         Year Ended         Year Ended         Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                   1997               1997               1997                1997
                                                ------------       ------------       ------------        ------------
    Hawdel Limited Partnership I
       and III                                $          -        $   295,161         $    -             $         -
    Northlake Tower Corporation                      2,976             82,155              -                   4,033



The Northlake Tower Corporation unsecured promissory note bears interest at prime and is due on demand.

On January 10, 1997, the Registrant made a distribution in the amount of $357,944, or $2 per unit.

On January 16, 1997, the property known as 2221 Camden Court Office Building was sold for $11,750,000, resulting in repayment of Registrant loans and an equity distribution of $690,360 to the Registrant. A provision for loss in book value of $154,000, equal to the estimated loss to the Registrant on the disposition of the investment, was recognized in 1996.

On February 12, 1997, Sun Pointe Place Limited Partnership sold a 140-unit apartment complex it developed and owned in Largo, Florida, for $2,600,000. M&J/Largo Limited Partnership, which owns a 91.12% interest, exercised its option to withdraw as a limited partner of Sun Pointe Place Limited Partnership simultaneously with the sale of the property, entitling it to all the available sale proceeds. The Registrant received an equity distribution from M&J/Largo Limited Partnership of $615,384. A gain of $40,157 was recognized as a result of the equity distribution for the disposition of the investment and included in net income from partnership investments.

On April 10, 1997, the Registrant made a distribution in the amount of $44,743, or $.25 per unit.

The Registrant on April 15, 1997, converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc.

On June 12, 1997, the Registrant sold 12,500 shares of Duke Realty Investments, Inc. for $500,044. This transaction resulted in a gain of $383,419, which was included in net income from partnership investments.

On July 10, 1997, the Registrant made a distribution in the amount of $44,743, or $.25 per unit.

On July 21, 1997, the Registrant sold an additional 12,500 shares of Duke Realty Investments, Inc. for $528,168. This transaction resulted in a gain of $411,543, which was included in net income from partnership investments.

On August 26, 1997, the Registrant invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which acquired a 77,942 square foot shopping center in Midlothian, Illinois.

On September 26, 1997, the Registrant invested $175,097 to maintain its 74.69% interest in L-C office Partnership IV.

On October 8, 1997, the Registrant invested $200,000 in M&J/Hotel Investors Limited Partnership, which acquired a 164-room hotel in the greater Orlando area, three miles from the main entrance at Walt Disney World.

On October 10, 1997, 8,056 limited partnership units owned by 52 partners (out of a total of 470 partners) were redeemed as of October 1, 1997, at the redemption rate of $40 per unit. The redemption price paid by the Registrant was $322,240. As a result of the redemption, there are now 170,916 units outstanding owned by 428 partners. Also on this date, the Registrant made a distribution in the amount of $44,743, or $.25 per unit, based on 178,972 units outstanding at September 30, 1997.

On November 11, 1997, M&J/Retail received $1,166,745 from Northlake Tower Limited Partnership relating to Northlake's refinancing.

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

For the year ended December 31, 1996, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:


                                                  Advances         Collections         Write-offs         Total Loan
                                                 Year Ended         Year Ended         Year Ended         Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                   1996               1996               1996                1996
                                                ------------       ------------       ------------        ------------

    Second Wilkow Venture                     $      -            $   200,000         $    -             $     -
    First Candlewick Associates                      -                 45,000              -                   -
    222 Fee Associates                               -                 30,000              -                   -
    5601 N. Sheridan Associates                      -                 22,000              -                   -
    L-C Office Partnership IV                          502              -                  -                  15,091
    Lake Cook Office Development                    71,872              -                  -                  71,872
    Crossroads of Roseville
       Corporation                                   -                  6,000              -                   -
    Northlake Tower Corporation                      2,261              -                  -                  83,212



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

For the year ended December 31, 1995, the Registrant loaned to investment partnerships in which it has substantial equity interests and to a property in which it held a co-tenancy ownership interest through June 30, 1995, the following amounts:

                                                  Advances         Collections         Write-offs         Total Loan
                                                 Year Ended         Year Ended         Year Ended         Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                   1995               1995               1995                1995
                                                ------------       ------------       ------------        ------------

    Hawdel Limited Partnership I
     and III                                  $      -            $    19,355         $    -             $   295,161
    Tango Bay Suites                               300,000              -                257,453             731,124
    Second Wilkow Venture                          200,000              -                  -                 200,000
    First Candlewick Associates                     45,000              -                  -                  45,000
    222 Fee Associates                              30,000              -                  -                  30,000
    5601 N. Sheridan Associates                     22,000              -                  -                  22,000
    Crossroads of Roseville
       Corporation                                   6,000              -                  -                   6,000
    Northlake Tower Corporation                     80,951              -                  -                  80,951


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

LIQUIDITY AND CAPITAL RESOURCES

       On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due September 1, 1998, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

       As of December 31, 1997, the amounts outstanding under this facility are as follows:

                   Cash borrowings                                      $      --
                   Letters of credit:
                   Waterfall Plaza/GE Capital
                      (expires 9/01/98)                                      80,000
                   209 W. Jackson/GE Capital
                      (expires 9/01/98)                                     150,000
                   Annex of Arlington/City of
                     Arlington (expires 11/15/98)                           115,000
                   Annex of Arlington/GE Capital
                     (expires 11/15/98)                                     280,000
                                                                        -----------
                 Total Outstanding Amounts                              $   625,000
                                                                        ===========


       The liquid assets of the Registrant increased as of December 31, 1997, when compared to December 31, 1996, due to proceeds from sale of partnership investments.

       The General Partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 1998 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


    Independent Auditor's Report                                             28

    First Wilkow Venture:

       Consolidated Balance Sheet, December 31, 1997 and 1996                29

       Consolidated Statement of Operations,
       Years Ended December 31, 1997, 1996 and 1995                          30

       Consolidated Statement of Partners' Capital,
       Years Ended December 31, 1997, 1996 and 1995                          31

       Consolidated Statement of Cash Flows,
       Years Ended December 31, 1997, 1996 and 1995                          32

       Notes to Consolidated Financial Statements,
       December 31, 1997, 1996 and 1995                                      34


                          INDEPENDENT AUDITOR'S REPORT




To the Partners
First Wilkow Venture


We have audited the consolidated financial statements of First Wilkow Venture listed in the index to the consolidated financial statements set forth on Page
27. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 68. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
February 19, 1998

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET



------------------------------------------------------------------------------------------

DECEMBER 31,                                                       1997             1996
------------------------------------------------------------------------------------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
   Real estate:
     Land                                                       $ 6,230,711     $ 6,230,711
     Buildings and improvements                                  46,862,244      45,672,807
     Fixtures and equipment                                         116,955         116,955
                                                                -----------     -----------
          Total                                                  53,209,910      52,020,473
     Less accumulated depreciation                               17,955,658      16,543,394
                                                                -----------     -----------
          Net Real Estate                                        35,254,252      35,477,079
   Investments in real estate partnerships                        3,642,820       5,180,049
                                                                -----------     -----------
          Total                                                  38,897,072      40,657,128
                                                                -----------     -----------

LOANS RECEIVABLE                                                    849,934       1,224,274
                                                                -----------     -----------

OTHER ASSETS
   Cash                                                             966,660         466,870
   Certificates of deposit                                        2,220,000         840,000
   Receivables                                                      702,567         702,376
   Prepaid expenses                                                     818              --
   Deposits                                                         836,567         715,053
   Deferred charges                                                 911,756         988,991
                                                                -----------     -----------
          Total                                                   5,638,368       3,713,290
                                                                -----------     -----------

TOTAL ASSETS                                                    $45,385,374     $45,594,692
                                                                ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
   Mortgages payable                                            $30,653,730     $31,339,400
   Loans payable                                                    672,975         829,488
                                                                -----------     -----------
          Total                                                  31,326,705      32,168,888
                                                                -----------     -----------

OTHER LIABILITIES
   Accounts payable and accrued expenses                             69,092         182,975
   Accrued property taxes                                         2,378,995       2,328,926
   Deferred state income taxes                                      200,000         200,000
   Security deposits and prepaid rent                               539,698         404,507
   Accrued interest                                                  72,847          69,110
                                                                -----------     -----------
          Total                                                   3,260,632       3,185,518
                                                                -----------     -----------

MINORITY INTEREST                                                 1,685,777       1,449,774
                                                                -----------     -----------

PARTNERS' CAPITAL (170,916 units and 178,972 units
   in 1997 and 1996, respectively,  authorized and issued)        9,112,260       8,790,512
                                                                -----------     -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $45,385,374     $45,594,692
                                                                ===========     ===========


See accompanying notes to consolidated financial statements
                                                                              29

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS


------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                 1997               1996              1995
------------------------------------------------------------------------------------------------------



REVENUE
  Rental                                              $  9,200,711      $  9,388,112      $ 10,612,769
  Hotel                                                         --                --         1,327,682
  Interest                                                 223,582           169,168           152,793
  Other                                                     91,896           316,876            42,137
                                                      ------------      ------------      ------------
      Total                                              9,516,189         9,874,156        12,135,381
                                                      ------------      ------------      ------------

PARTNERSHIP INVESTMENTS' INCOME
  Share of net income                                    1,823,771           409,843           382,248
  Provision for loss in book value                              --          (273,000)               --
                                                      ------------      ------------      ------------
      Total                                              1,823,771           136,843           382,248
                                                      ------------      ------------      ------------

EXPENSES
  Operating                                              2,920,960         3,121,511         4,637,916
  Real estate taxes                                      2,441,588         2,460,946         2,608,758
  Depreciation and amortization                          1,753,085         1,719,377         2,334,430
  Provision for loss in book value of real estate               --                --         1,400,000
  Interest                                               2,626,037         2,740,843         3,852,992
  General and administrative                               115,926            86,750            95,178
                                                      ------------      ------------      ------------
      Total                                              9,857,596        10,129,427        14,929,274
                                                      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                            1,482,364          (118,428)       (2,411,645)

MINORITY INTEREST IN SUBSIDIARIES'
  NET INCOME (LOSS)                                       (346,203)           19,384            84,485
                                                      ------------      ------------      ------------

NET INCOME (LOSS)                                     $  1,136,161      $    (99,044)     $ (2,327,160)
                                                      ============      ============      ============


UNITS - AUTHORIZED AND ISSUED
  General Partner                                            7,550             7,174             6,803
  Limited Partner                                          163,366           171,798           172,169

NET INCOME (LOSS) PER UNIT
  General Partner                                     $       6.42      $       (.55)     $     (13.00)
  Limited Partner                                             6.42              (.55)           (13.00)

BOOK VALUE OF A UNIT
  General Partner                                     $      53.31      $      49.12      $      49.67
  Limited Partner                                            53.31             49.12             49.67

CASH DISTRIBUTIONS
  General Partner                                     $       2.75      $         --                $-
  Limited Partner                                             2.75                --                --



See accompanying notes to consolidated financial statements
                                                                              30

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


----------------------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
----------------------------------------------------------------------------------------------



                                                 GENERAL          LIMITED
                                                 PARTNERS         PARTNERS         TOTAL
                                                 --------         --------         -----


BALANCE - DECEMBER 31, 1994                 $    414,101      $ 10,802,615      $ 11,216,716

Add (deduct):
  Loss for the year ended
    December 31, 1995                            (88,459)       (2,238,701)       (2,327,160)
  To reflect changes in partnership
    capital between general and limited
    partners - net                                 2,050            (2,050)               --
                                            ------------      ------------      ------------

BALANCE - DECEMBER 31, 1995                      327,692         8,561,864         8,889,556

Add (deduct):
  Loss for the year ended
    December 31, 1996                             (3,970)          (95,074)          (99,044)
  To reflect changes in partnership
    capital between general and limited
    partners - net                                31,906           (31,906)               --
                                            ------------      ------------      ------------

BALANCE - DECEMBER 31, 1996                      355,628         8,434,884         8,790,512

Add (deduct):
  Income for the year ended
    December 31, 1997                             46,501         1,089,660         1,136,161
  To reflect changes in partnership
    capital between general and limited
    partners - net                                34,216           (34,216)               --
  Cash distributions for the year ended
    December 31, 1997                            (19,728)         (472,445)         (492,173)
  Redemption of limited partner units                 --          (322,240)         (322,240)
                                            ------------      ------------      ------------

BALANCE - DECEMBER 31, 1997                 $    416,617      $  8,695,643      $  9,112,260
                                            ============      ============      ============



See accompanying notes to consolidated financial statements
                                                                              31

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31,                                          1997              1996             1995
--------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                             $ 1,136,161      $   (99,044)     $(2,327,160)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                                 1,753,085        1,719,377        2,334,430
    Amortization of debt forgiveness income                         (71,903)         (72,642)         (73,389)
    Net (gain) loss on disposal of land,
      building and improvements                                          --         (108,194)         160,840
    Provision for loss in book value                                     --          273,000        1,400,000
    Income from partnerships                                     (1,823,771)        (409,843)        (382,248)
    Changes in assets and liabilities:
     Ending cash balance of entity
       eliminated from consolidation                                     --               --          (42,455)
     (Increase) decrease in accounts receivable
       and prepaid expenses - net                                    (1,009)         (21,370)          61,493
     (Increase) decrease in deposits                               (121,514)        (116,181)         320,928
     Decrease in accounts payable
       and accrued expenses                                        (113,883)         (57,115)        (133,898)
     Increase in accrued property taxes                              50,069           26,838           90,096
     Increase (decrease) in accrued interest                          3,737          (20,611)         234,984
     Increase (decrease) in security deposits
       and prepaid rent                                             135,191          (77,232)           3,231
                                                                -----------      -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           946,163        1,036,983        1,646,852
                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in land, building and
   furniture and equipment                                       (1,189,437)        (629,987)        (879,261)
  Investment in partnerships                                       (449,769)        (139,983)      (1,455,871)
  Investments in loans receivable                                    (2,976)         (74,635)        (683,950)
  Investment in deferred charges (primarily
   unamortized broker commissions)                                 (263,585)        (308,956)        (364,067)
  Proceeds from sale of real estate,
   net of selling expenses                                               --        3,836,988               --
  Proceeds from sale of investment
   in partnership/corporation                                     1,028,212               --          314,800
  Partnership investment draws                                    2,782,557          227,299          311,187
  Increase (decrease) in  minority interest                         236,003          (88,085)        (185,685)
  Collection of notes receivable                                    377,316          303,000           19,355
                                                                -----------      -----------      -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  2,518,321        3,125,641       (2,923,492)
                                                                -----------      -----------      -----------


See accompanying notes to consolidated financial statements
                                                                              32

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued


---------------------------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31,                                1997            1996              1995
---------------------------------------------------------------------------------------------------




CASH FLOWS FROM FINANCING ACTIVITIES

  Payment of mortgages and notes payable             $(1,313,021)     $(3,857,920)     $  (778,357)
  Proceeds from mortgage financing                        22,490           10,316          898,223
  Proceeds from loans payable                            520,250          500,000        1,119,488
  Distributions to partners                             (492,173)              --               --
  Redemption of limited partnership units               (322,240)              --               --
                                                     -----------      -----------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (1,584,694)      (3,347,604)       1,239,354
                                                     -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 1,879,790          815,020          (37,286)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    1,306,870          491,850          529,136
                                                     -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $ 3,186,660      $ 1,306,870      $   491,850
                                                     ===========      ===========      ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid during the year                      $ 2,694,203      $ 3,109,453      $ 3,967,495
                                                     ===========      ===========      ===========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

   During 1995, the Partnership exchanged its undivided interest in a property with total assets of $8,480,741 and total liabilities of $8,257,513 for an undivided interest in a replacement property.


See accompanying notes to consolidated financial statements
                                                                              33

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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

           b.  Improvements                                     Straight Line                       Various

           c.  Furniture and equipment                          Straight Line                       Various




         *  The Freeport Office Building was sold in 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



              Property                                          Method                                Life
              --------                                          ------                                ----

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

           b.  Improvements                                     Straight Line                       40 years
                                                                150% Declining Balance              40 years
                                                                150% Declining Balance              12 years

         M&J/Retail (10 retail centers)
           a.  Buildings                                        Straight Line                       40 years

           b.  Improvements                                     Straight Line                       40 years

           c.  Furniture and equipment                          Straight Line                       12 years



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



3 -   INVESTMENTS IN PARTNERSHIPS

      A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:


                                            1997                    1996               1995
                                            ----                    ----               ----


222 Fee Associates                      $       290         $       319(a)      $       406(a)


5601 N. Sheridan Associates                     864                 576(a)              544(a)


Duke Realty Limited Partnership             876,332(c)          100,502(a)          134,754(a)


First Candlewick Associates                   6,050              22,055(a)            3,000(a)


First MW Associates                              --                  --               1,750


Hawdel Limited Partnership                       --            (163,664)(b)         (34,351)


M&J/Crossroads Limited Partnership          (12,527)            (23,349)                 --

M&J/Grove Limited Partnership               (31,205)            208,519             (31,206)


M&J/Largo Limited Partnership                40,157(c)         (119,000)(b)              --


M&J/Retail Limited Partnership                   --                  --             137,245(c)


Northlake Tower Limited Partnership         902,921              84,669                  --


Rosemont 28 Limited Partnership              (2,865)             (3,559)                 49


S & S Venture                                    --                  --              35,206


Second Chase Venture                             --                  --               4,325(a)


Second Wilkow Venture                         6,107               2,364(a)            2,364(a)


Wilkow/Retail Partners L.P.                     111                 120(a)              120(a)


XXI Office Plaza Associates                  37,536              27,291             128,042
                                        -----------         -----------         -----------


                                        $ 1,823,771         $   136,843         $   382,248
                                        ===========         ===========         ===========



     (a)  Income recognized under the cost method.

     (b)  Includes loss on disposition of investment.

     (c)  Includes gain on disposition of investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     The following is a summary of financial position and results of operations of the properties in which the Partnership has a partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

     YEAR ENDED DECEMBER 31, 1997:



                                                                                  Rosemont
                                                                                     28               XXI Office
                                                            Apollo                 Limited              Plaza
                                                          Associates             Partnership          Associates
                                                          ----------             -----------          ----------
                                                             (a)                    (a)                  (b)
      BALANCE SHEET

     Real estate - net of
      accumulated depreciation                        $       770,367        $    1,909,955        $   5,075,548

     Current assets                                           213,899                 4,272            1,912,065
     Other assets                                              21,607                   174                8,336
                                                      ---------------        --------------        -------------

     TOTAL ASSETS                                     $     1,005,873        $    1,914,401        $   6,995,949
                                                      ===============        ==============        =============


     Mortgages payable                                $     1,547,690        $        -            $   2,213,992
     Other liabilities                                      2,869,057                21,256              652,436
     Partners' capital (deficit)                           (3,410,874)            1,893,145            4,129,521
                                                      ---------------        --------------        -------------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)                     $     1,005,873        $    1,914,401        $   6,995,949
                                                      ===============        ==============        =============




        STATEMENT OF OPERATIONS

     Revenue                                          $       858,649        $          103        $   1,884,588
     Less:   Operating expenses                               627,093                12,606              902,931
             Other expenses                                   195,440                 -                  299,772
             Depreciation                                     150,724                 -                  429,057
                                                      ---------------        --------------        -------------

     NET INCOME (LOSS)                                $      (114,608)       $      (12,503)       $     252,828
                                                      ===============        ==============        =============



     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

     (c)  Investment is stated at zero.

     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                 Sun Pointe      2221 Camden
                                   Place            Court          M&J/Grove
                                  Limited           Office         Limited
                                Partnership        Building       Partnership
                                -----------      -----------      -----------
                                    (a)              (a)              (a)
        BALANCE SHEET
Real estate - net of
 accumulated depreciation        $ 2,310,382     $ 6,866,362      $ 9,412,696
Current assets                       226,179         573,034          121,462
Other assets                           6,504         272,705          179,861
                                 -----------     -----------      -----------

TOTAL ASSETS                     $ 2,543,065     $ 7,712,101      $ 9,714,019
                                 ===========     ===========      ===========


Mortgages payable                $   125,231     $ 8,082,869      $ 6,323,316
Other liabilities                     18,364         195,562          343,203
Partners' capital (deficit)        2,399,470        (566,330)       3,047,500
                                 -----------     -----------      -----------

TOTAL LIABILITIES AND
 PARTNERS' CAPITAL (DEFICIT)     $ 2,543,065     $ 7,712,101      $ 9,714,019
                                 ===========     ===========      ===========


   STATEMENT OF OPERATIONS

Revenue                          $   251,921     $    49,203      $ 1,654,463
Less:Operating expenses               92,184          82,739          775,117
     Other expenses                      761          33,722          550,508
     Depreciation                     21,447          22,745          310,610
                                 -----------     -----------      -----------

NET INCOME (LOSS)                $   137,529     $   (90,003)     $    18,228
                                 ===========     ===========      ===========


     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

     (c)  Investment is stated at zero.

     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                                      Lake Cook
                                                                        Office
                                                                     Development
                                                                     -----------
                                                                         (d)
            BALANCE SHEET
      Real estate - net of
         accumulated depreciation                                    $
      Current assets                                                  ----------
      Other assets

      TOTAL ASSETS                                                   $
                                                                      ----------

      Mortgages payable                                              $
      Other liabilities                                               ----------
      Partners' deficit                                              (
                                                                      ----------
      TOTAL LIABILITIES AND
         PARTNERS' DEFICIT                                           $
                                                                      ----------

         STATEMENT OF OPERATIONS

      Revenue                                                        $
      Less:   Operating expenses                                      ----------
              Other expenses
              Depreciation

      NET LOSS                                                       $(
                                                                       ---------


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

      (c)  Investment is stated at zero.

      (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



      YEAR ENDED DECEMBER 31, 1996:


                                                     Rosemont
                                                        28            XXI Office
                                      Apollo          Limited           Plaza
                                    Associates      Partnership       Associates
                                    ----------      -----------      ------------
                                       (a)              (a)               (b)
         BALANCE SHEET

Real estate - net of
   accumulated depreciation        $   881,266      $ 1,909,955      $ 5,421,987
Current assets                         212,886            1,846        1,543,617
Other assets                            13,889              103            8,495
                                   -----------      -----------      -----------

TOTAL ASSETS                       $ 1,108,041      $ 1,911,904      $ 6,974,099
                                   ===========      ===========      ===========


Mortgages payable                  $ 1,844,394      $        --      $ 2,498,233
Other liabilities                    2,566,987           21,256          599,173
Partners' capital (deficit)         (3,303,340)       1,890,648        3,876,693
                                   -----------      -----------      -----------

TOTAL LIABILITIES AND
   PARTNERS' CAPITAL (DEFICIT)     $ 1,108,041      $ 1,911,904      $ 6,974,099
                                   ===========      ===========      ===========



   STATEMENT OF OPERATIONS

Revenue                            $   782,516      $       307      $ 1,713,487
Less:  Operating expenses              670,841           15,830          931,886
       Other expenses                  613,370               --          164,015
       Depreciation                    150,359               --          432,710
                                   -----------      -----------      -----------

NET INCOME (LOSS)                  $  (652,054)     $   (15,523)     $   184,876
                                   ===========      ===========      ===========


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

      (c)  Investment is stated at zero.

      (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                        Sun Pointe      2221 Camden
                                          Place            Court       M&J/Grove
                                         Limited          Office        Limited
                                       Partnership       Building     Partnership
                                       -----------      -----------   -----------
                                            (a)             (a)            (a)
   BALANCE SHEET
Real estate - net of
 accumulated depreciation               $ 2,310,382     $ 6,866,362      $10,852,818
Current assets                              226,179         573,034          292,241
Other assets                                  6,504         272,705           15,000
                                        -----------     -----------      -----------

TOTAL ASSETS                            $ 2,543,065     $ 7,712,101      $11,160,059
                                        ===========     ===========      ===========


Mortgages payable                       $   125,231     $ 8,082,869      $ 6,437,661
Other liabilities                            18,364         195,562          316,956
Partners' capital (deficit)               2,399,470        (566,330)       4,405,442
                                        -----------     -----------      -----------

TOTAL LIABILITIES AND
 PARTNERS' CAPITAL (DEFICIT)            $ 2,543,065     $ 7,712,101      $11,160,059
                                        ===========     ===========      ===========


   STATEMENT OF OPERATIONS

Revenue                                 $   755,131     $ 1,784,216      $ 1,715,587
Less:Operating expenses                     521,987         770,142          701,826
     Other expenses                          13,242         698,901          690,101
     Depreciation                           176,469         385,505          303,516
                                        -----------     -----------      -----------

NET INCOME (LOSS)                       $    43,433     $   (70,332)     $    20,144
                                        ===========     ===========      ===========


     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

     (c)  Investment is stated at zero.

     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                                    Lake Cook
                                                                     Office
                                                                   Development
                                                                   -----------
                                                                       (a)

         BALANCE SHEET

      Real estate - net of
         accumulated depreciation                                 $ 3,045,515
      Current assets                                                   25,244
      Other assets                                                     79,289
                                                                  -----------

      TOTAL ASSETS                                                $ 3,150,048
                                                                  ===========


      Mortgages payable                                           $ 8,678,941
      Other liabilities                                               296,349
      Partners' deficit                                            (5,825,242)
                                                                  -----------

      TOTAL LIABILITIES AND
         PARTNERS' DEFICIT                                        $ 3,150,048
                                                                  ===========


         STATEMENT OF OPERATIONS

      Revenue                                                     $ 1,488,804
      Less:  Operating expenses                                       766,642
             Other expenses                                           770,648
             Depreciation                                             187,045
                                                                  -----------
      NET LOSS                                                    $  (235,531)
                                                                  ===========


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

      (c)  Investment is stated at zero.

      (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



      YEAR ENDED DECEMBER 31, 1995:


                                                                               Crow-               Rosemont
                                                                              Commerce                28
                                                       Apollo                Park North             Limited
                                                     Associates             Retail, Ltd.          Partnership
                                                     ----------             ------------          -----------
                                                        (a)                     (a)(c)                 (a)
      BALANCE SHEET

     Real estate - net of
      accumulated depreciation                    $     1,000,834                                $     1,909,955
     Current assets                                         3,467                                            472
     Other assets                                         204,822                                              -
                                                  ---------------                                ---------------

     TOTAL ASSETS                                 $     1,209,123                                $     1,910,427
                                                  ===============                                ===============


     Mortgages payable                            $     1,016,862                                $             -
     Other liabilities                                  2,843,506                                         21,256
     Partners' capital (deficit)                       (2,651,245)                                     1,889,171
                                                  ---------------                                ---------------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)                 $     1,209,123                                $     1,910,427
                                                  ===============                                ===============


        STATEMENT OF OPERATIONS

     Revenue                                      $       775,314         $       480,977        $           133
     Less:   Operating expenses                           594,413                 487,077                 14,315
             Other expenses                               189,736                 888,852                      -
             Depreciation                                 153,479                  67,904                      -
                                                  ---------------         ---------------        ---------------

     NET LOSS                                     $      (162,314)        $      (962,856)       $       (14,182)
                                                  ===============         ===============        ===============


     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

     (c)  Investment is stated at zero.

     (d)  Information not available at time of report.


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                                              Sun Pointe            2221 Camden
                                                    XXI Office                  Place                 Court
                                                       Plaza                   Limited                Office
                                                     Associates               Partnership            Building
                                                  ---------------         ---------------        ---------------
                                                        (b)                       (a)                    (a)
        BALANCE SHEET
     Real estate - net of
      accumulated depreciation                    $     5,819,187         $     2,462,283        $     8,008,848
     Current assets                                     1,712,961                  80,547                352,327
     Other assets                                           8,654                   8,905                336,841
                                                  ---------------         ---------------        ---------------

     TOTAL ASSETS                                 $     7,540,802         $     2,551,735        $     8,698,016
                                                  ===============         ===============        ===============


     Mortgages payable                            $     3,011,175         $         -            $     8,147,287
     Other liabilities                                    837,810                 199,053                203,650
     Partners' capital                                  3,691,817               2,352,682                347,079
                                                  ---------------         ---------------        ---------------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL                           $     7,540,802         $     2,551,735        $     8,698,016
                                                  ===============         ===============        ===============



        STATEMENT OF OPERATIONS

     Revenue                                      $     3,387,093         $       690,303        $     1,704,227
     Less:   Operating expenses                         1,148,533                 580,804                736,955
             Other expenses                               854,159                  16,341                710,164
             Depreciation                                 442,647                 172,395                467,894
                                                  ---------------         ---------------        ---------------

     NET INCOME (LOSS)                            $       941,754         $       (79,237)       $      (210,786)
                                                  ===============         ===============        ===============



     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

     (c)  Investment is stated at zero.

     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                      M&J/Fort
                                                       Myers                M&J/Grove               Lake Cook
                                                      Limited                Limited                 Office
                                                     Partnership            Partnership            Development
                                                  ---------------         ---------------        ---------------
                                                       (a)(c)                     (a)                    (a)
        BALANCE SHEET

     Real estate - net of
      accumulated depreciation                                            $    10,799,651        $     3,003,057
     Current assets                                                               398,570                137,124
     Other assets                                                                 150,018                 92,120
                                                                          ---------------        ---------------
     TOTAL ASSETS                                                         $    11,348,239        $     3,232,301
                                                                          ===============        ===============


     Mortgages payable                                                    $     8,667,856        $     8,555,515
     Other liabilities                                                          1,659,904                261,909
     Partners' capital (deficit)                                                1,020,479             (5,585,123)
                                                                          ---------------        ---------------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)                                         $    11,348,239        $     3,232,301
                                                                          ===============        ===============


        STATEMENT OF OPERATIONS

     Revenue                                      $        36,900         $     1,779,295        $     1,403,197
     Less:   Operating expenses                            41,696                 771,139                722,660
             Other expenses                               178,068                 831,512                753,229
             Depreciation                                  42,898                 292,792                181,712
                                                  ---------------         ---------------        ---------------

     NET LOSS                                     $      (225,762)        $      (116,148)       $      (254,404)
                                                  ===============         ===============        ===============



     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

     (c)  Investment is stated at zero.

     (d)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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


     Hawdel Limited Partnership I and III

     To date, the Partnership has invested $1,320,000 to obtain 18.03% interests in Hawdel Limited Partnership I and III, which own the 2221 Camden Court Office Building located in Oak Brook, Illinois. In addition to the investment, the Partnership had a note receivable of $295,161 from Hawdel Limited Partnership I and III as of December 31, 1996 (see Note 4).

     On January 16, 1997, the property was sold, resulting in full payment of the first mortgage and Partnership loans, and an equity distribution of $690,360 was received by the Partnership (see Note 4). A provision for loss in book value of $154,000, equal to the estimated loss to the Partnership on the disposition of the investment, was recognized in 1996.


     M&J/Largo Limited Partnership

     The Partnership invested a total of $694,227 to acquire a 25.1% interest in M&J/Largo Limited Partnership, which owns 91.12% of Sun Pointe Place Limited Partnership, which developed and owned a 140 one-bedroom unit apartment complex located in Largo, Florida. The property was sold on February 12, 1997, for $2,600,000. Simultaneous with the sale, M&J/Largo Limited Partnership exercised its put to Sun Pointe Place Limited Partnership, resulting in all net sale proceeds being allocated to M&J/Largo Limited Partnership. The Partnership received a final equity distribution from M&J/Largo Limited Partnership of $615,384, resulting in a gain on disposition of $40,157. A provision for loss in book value of $119,000, equal to the estimated loss to the Partnership on the disposition of the investment, was recognized in 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     M&J/Quorum Associates

     The Partnership has invested a total of $2,295,000 to obtain a 64.35% interest in M&J/Quorum Associates, which is a 66.29% limited partner in the Quorum Limited Partnership, which is a 50% general partner in Crow-Commerce Park North Retail, Ltd., which developed a shopping center in Houston, Texas. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. In addition to the partnership investment, the Partnership has a loan receivable of $113,663 which was written off at December 31, 1995, as a result of the mortgage lien being foreclosed during April 1995 (see Notes 4 and 11). During 1996, the Partnership received $46,490 based on a settlement with the unrelated General Partner. During 1997, the Partnership received $19,142 as an additional cash payment on the loan which was previously written off. The investment was disposed of in 1997 with no additional gain or loss to the partnership.


     M&J/Westwood Limited Partnership

     In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M&J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 260- unit all suites hotel and corporate rental project in Orlando, Florida, known as Tango Bay Suites Resort. On December 31, 1993, the Partnership acquired an additional 2.19% interest in M&J/Westwood.

     In March 1993, the Partnership acquired a 63.64% undivided interest in Tango Bay Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Tango Bay Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Tango Bay Suites for an undivided interest in the 209 W. Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 1997, from Tango Bay Suites (see Note 4).


     Duke Realty Limited Partnership

     Prior to October 1993, the Partnership owned a 69.42% interest in Park 100 Equity Investors Limited Partnership and a 55.07% limited partnership interest in Park 100 Mortgage Investors Limited Partnership. Both of these limited partnerships held indirect ownership interests in Park 100, an industrial park in Indianapolis, Indiana, which was developed by Duke Associates. Duke Associates also maintained a significant ownership interest in the property. On October 4, 1993, Park 100 was conveyed to an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange, together with more than 100 other properties, in return for the issuance of units of partnership interest in the operating partnership which, eventually, will be convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of this transaction, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     On December 31, 1993, the Partnership acquired an additional 1.77% interest in Park 100 Equity Investors Limited Partnership and an additional 6.78% interest in Park 100 Mortgage Investors Limited Partnership. The Partnership also acquired a 5.52% interest in M&J/Two Market Associates, which also holds an indirect interest in the REIT.

     On December 2, 1994, the Partnership redeemed its interest in the above three partnerships for a direct ownership in the UPREIT. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see
     Note 10).

     On April 15, 1997, the Partnership converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc. On June 12, 1997, 12,500 shares were sold for $500,044, resulting in a gain of $383,419. On July 21, 1997, the remaining 12,500 shares were sold for $528,168, resulting in a gain of $411,543.

     On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 1997.

     Rosemont 28 Limited Partnership

     The Partnership has invested a total of $742,786 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of land held for development in Orlando, Florida. Net cash flow and residual proceeds are distributed in accordance with the partners' respective interests.


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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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

     L-C Office Partnership IV

     Prior to December 31, 1993, the Partnership had a 73.34% ownership interest in L-C Office Partnership IV Limited Partnership ("L-C Office Partnership IV"), which holds a 94% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake-Cook IV"), which has a 57.915% interest in DFA Limited Partnership, which has a 99% interest in M&J/Dover Limited Partnership, which owns Dover Farms Apartments, a 300-unit apartment complex located in a suburb of Cleveland, Ohio. In 1996, under the terms of the co-tenancy agreement, Lake-Cook IV made advances to the property totaling $102,375. As of December 31, 1995, the Partnership had a loan payable of $50,000 to Dover Farms Apartments bearing interest at prime and payable on demand. The loan and related interest were paid in full during 1996.

     On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV. On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake Cook Office Development Building Four Limited Partnership. In addition to the investment, the Partnership has notes receivable of $15,091 and $71,872 from Lake Cook Office Development - Building Four Limited Partnership and L-C Office Partnership IV, respectively. During 1997, the Partnership contributed an additional $175,097 to maintain its 74.69% interest in L-C Office Partnership IV.

     M&J/Hotel Investors Limited Partnership

     On October 8, 1997, the Partnership invested $200,000 to obtain a 14.81% interest in M&J/Hotel Investors Limited Partnership, which owns a 164-room hotel in Kissimmee, Florida. At the time of purchase, the property was operating as the EconoLodge Maingate Central Hotel, but immediately following the closing, the property was converted to a Howard Johnson franchise.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     The property was acquired with a three-year first mortgage of $4,550,000 bearing interest at 8.5% per annum. The property is currently undergoing a renovation of all rooms.


     M&J/Mid Oak Limited Partnership

     On August 26, 1997, the Partnership invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owns Mid Oak Plaza Shopping Center located in Midlothian, Illinois. The property contains 77,942 net rentable square feet of retail space. There is an outparcel at the property consisting of 30,000 square feet, which is occupied by White Castle pursuant to a ground lease. The tenant owns its own building.

     The property was acquired with a $4,558,000 mortgage bearing interest at 8.04% per annum. The term of the loan is seven years. Net cash flow and residual proceeds are required to be distributed in accordance with the limited liability company agreement.


     CONSOLIDATED PARTNERSHIPS

     M&J/Sheridan Limited Partnership

     During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in the M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. The financial position and results of operations at December 31, 1997, are included in the accompanying consolidated financial statements. In addition to the investment, the Partnership has a note receivable of $492,000 at December 31, 1997, from M&J/Sheridan Limited Partnership. On September 30, 1996, M&J/Sheridan Limited Partnership refinanced the Highland Park Professional Center. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.


     M&J/Freeport Limited Partnership

     The Partnership had invested a total of $5,139,000 to obtain a 68.85% limited partnership interest in M&J/Freeport Limited Partnership, which is a 94.05% limited partner in Freeport Office Partners Limited, which owns an office building in Dallas, Texas. The property was sold on January 18, 1996. A provision for loss in book value of $1,400,000 equal to the estimated loss to the Partnership on the disposition of the property was recognized in 1995 (see Note 11). An additional loss of $12,800 was recognized in 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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

     During 1988, the Partnership invested $3,110,000 to obtain a 99% interest in M&J/Harlem Mortgage Limited Partnership, which owns Harlem North Shopping Plaza located in Oak Park, Illinois. On December 30, 1993, M&J/Harlem Mortgage Limited Partnership financed the property with a first mortgage of $2,362,500, bearing interest at 7.85% per annum. The mortgage matures January 1, 1999. On December 31, 1993, the Partnership sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail for $3,150,000.

     On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,112,667 of initial capital. Additional contributions of $116,837 were made through December 31, 1997, increasing the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/ M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. In a related transaction, M&J/Retail loaned $83,212 to Northlake Tower Corporation ("Tower Corporation"), a General Partner of both Tower and BSRT/M&J (see Note 4). The loan is secured by Tower Corporation's partnership interests in Tower and BSRT/M&J, and interest thereon will be paid from Tower Corporation's share of net cash flow.

     On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% Class A interest in M&J/Crossroads Limited Partnership. The balance of $303,000 of the total $600,000 required capital for Class A investors was also financed by M&J/Retail, resulting in a receivable from the other investors for their respective share of capital contributions as of December 31, 1995 (see Note 4). These receivables were repaid in full during 1996. As a result of a refinancing of the first mortgage loan on December 31, 1997, M&J/Retail received a distribution on January 10, 1998, of $501,065.

     The financial position and results of operations at December 31, 1997, are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1997:





                                                           M&J/             M&J/
                                                         Sheridan          Retail
                                                         Limited          Limited
                                                       Partnership      Partnership
                                                       -----------      -----------
   BALANCE SHEET

Real estate - net of
   accumulated depreciation                            $ 2,787,284      $18,631,721
Current assets                                              21,700          431,990
Other assets                                                75,445          380,269
                                                       -----------      -----------

TOTAL ASSETS                                           $ 2,884,429      $19,443,980
                                                       ===========      ===========


Mortgages payable                                      $ 1,395,553      $15,524,516
Other long-term payables                                   492,000          218,487
Current liabilities                                        143,192        1,385,554
Minority interest                                         (104,948)       1,790,724
Partners' capital                                          958,632          524,699
                                                       -----------      -----------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                                    $ 2,884,429      $19,443,980
                                                       ===========      ===========


   STATEMENT OF OPERATIONS

Revenue                                                $   397,534      $ 4,619,793
Less:  Operating expenses                                  210,293        1,935,994
       Other expenses                                      164,972        1,372,331
       Depreciation                                        125,247          527,129
       Minority interest                                   (10,971)         357,174
                                                       -----------      -----------

NET INCOME (LOSS)                                      $   (92,007)     $   427,165
                                                       ===========      ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1996:


                                  Freeport          M&J/            M&J/
                                   Office         Sheridan         Retail
                                  Partners         Limited         Limited
                                  Limited        Partnership      Partnership
                                -----------      -----------      -----------
   BALANCE SHEET

Real estate - net of
   accumulated depreciation     $        --      $ 2,834,233      $18,882,289
Current assets                           --           20,436          123,452
Other assets                             --           93,680          500,770
                                -----------      -----------      -----------

TOTAL ASSETS                    $        --      $ 2,948,349      $19,506,511
                                ===========      ===========      ===========


Mortgages payable               $        --      $ 1,422,834      $16,024,959
Other long-term payables                 --          462,000          575,000
Current liabilities                      --          106,853        1,265,268
Minority interest                        --          (93,977)       1,543,751
Partners' capital                        --        1,050,639           97,533
                                -----------      -----------      -----------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL             $        --      $ 2,948,349      $19,506,511
                                ===========      ===========      ===========


   STATEMENT OF OPERATIONS

Revenue                         $ 1,773,673      $   396,499      $ 3,945,064
Less:  Operating expenses           201,162          227,551        1,944,470
       Other expenses                32,335          177,486        1,400,382
       Depreciation                      --          122,035          522,310
       Minority interest            (41,499)         (13,984)          36,100
                                -----------      -----------      -----------

NET INCOME (LOSS)               $ 1,581,675      $  (116,589)     $    41,802
                                ===========      ===========      ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1995:


                                              Freeport        M&J/             M&J/
                                               Office        Sheridan         Retail
                                              Partners       Limited         Limited
                                              Limited       Partnership    Partnership
                                           ------------    ------------    ------------
         BALANCE SHEET
Real estate - net of
   accumulated depreciation                $  8,328,075    $  2,906,108    $ 19,221,742
Current assets                                   66,480          14,775         894,027
Other assets                                    182,295          37,130         442,304
                                           ------------    ------------    ------------

TOTAL ASSETS                               $  8,576,850    $  2,958,013    $ 20,558,073
                                           ============    ============    ============


Mortgages payable                          $  5,185,580    $  1,545,802    $ 16,337,894
Other long-term payables                      3,730,000         265,000         608,333
Current liabilities                           1,201,446          59,975       1,245,725
Minority interest                                41,499         (79,993)      1,617,851
Partners' capital (deficit)                  (1,581,675)      1,167,229         748,270
                                           ------------    ------------    ------------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL (DEFICIT) .            $  8,576,850    $  2,958,013    $ 20,558,073
                                           ============    ============    ============


   STATEMENT OF OPERATIONS

Revenue                                    $  1,417,320    $    381,346    $  4,042,911
Less:  Operating expenses                       929,202         202,057       2,216,168
       Other expenses                         2,345,203         182,398       1,400,034
       Depreciation                             437,245         121,217         518,583
       Minority interest                       (219,384)        (13,315)       (148,215)
                                           ------------    ------------    ------------

NET INCOME (LOSS)                          $ (2,074,946)   $   (111,011)   $     56,341
                                           ============    ============    ============



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



4 -  LOANS RECEIVABLE - OTHER

                                                          1997           1996
                                                       ----------     ----------
Tango Bay Suites
Unsecured promissory note bearing
interest at 3% over prime issued in
connection with Tango Bay Suites located
in Orlando, Florida. The note is due on
demand or, if demand is not sooner made,
on December 31, 2002 (see Note 3)                      $  731,124     $  731,124

L-C Office Partnership IV
Unsecured promissory note bearing
interest at 2% over prime issued in
connection with the Dover Farms
Apartments located in North Royalton,
Ohio. The note is due on demand or, if
demand is not sooner made, on March 31,
1998                                                       71,872         71,872

Lake Cook Office Development - Building
Four Limited Partnership
Unsecured promissory note bearing
interest at 2% over prime issued in
connection with the Dover Farms
Apartments located in North Royalton,
Ohio. The note is due on demand or, if
demand is not sooner made, on March 31,
1998                                                       15,091         15,091

Hawdel Limited Partnership and Hawdel
Limited Partnership III
Unsecured promissory note bearing
interest at 7.52% issued in connection
with the Camden Place Office Building
located in Oak Brook, Illinois. The note
is due on July 18, 2004. On February 21,
1997, the loan was repaid in full along
with accrued interest                                          --        295,161

XXI Office Plaza Associates
Unsecured promissory note bearing
interest at prime issued in connection
with Century XXI Office Plaza located in
Germantown, Maryland. The note is due on
December 31, 1999                                          27,814         27,814

Northlake Tower Corporation
Promissory note bearing interest at
prime plus participating interest,
secured by Northlake Tower Corporation's
partnership interests in Northlake Tower
Limited Partnership and BSRT/M&J
Northlake Limited Partnership. The note
is due on demand or, if demand is not
sooner made, on December 31, 1999                           4,033         83,212
                                                       ----------     ----------
                                                       $  849,934     $1,224,274
                                                       ==========     ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



5 -  CERTIFICATES OF DEPOSIT

     Certificates of deposit include maturities through January 8, 1998, with interest rates up to 5.80%, and represent temporary investments.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------





6 -  MORTGAGES PAYABLE

     The mortgages payable at December 31, 1997, consist of:

                                                                 OUTSTANDING
                                      ORIGINAL                     BALANCE
                                     PRINCIPAL      MONTHLY      DECEMBER 31,
                                      AMOUNT        PAYMENTS         1997
                                    ----------     ----------     ----------
180 North Michigan, 8.50%
  due monthly to September 1,
  2001 (a)                          $6,733,888     $   47,698     $6,733,888
Naperville Office Court,
  8.875% due monthly to
  May 1, 1998 (b)                    3,000,000         24,025      2,710,379
Highland Park Medical Building,
  8.88% due monthly to
  October 1, 2001 (c)                1,425,000         12,711      1,395,552
Oak Lawn Promenade,
  8.25% due monthly to
  June 1, 1998 (d)                   3,175,000         24,143      2,604,549
Oak Lawn Square,
  8.25% due monthly to
  June 1, 1998 (e)                     890,000          6,995        801,206
Broadway - Berwyn, 8.20% due
  monthly to July 31, 2000 (f)       2,750,000         23,346      2,610,001
Irving - Kimball, 8.875% due
  monthly to May 1, 1998 (g)         1,450,000         11,725      1,322,598
Melrose - Kimball, 8.875% due
  monthly to May 1, 1998 (h)         1,250,000         10,108      1,140,163
                                                                      PRINCIPAL PAYMENTS
                                    ----------------------------------------------------------------------------------------
                                                                DURING YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------------------
                                       1998           1999           2000           2001           2002        THEREAFTER
                                    ----------     ----------     ----------     ----------     ----------     ----------
180 North Michigan, 8.50%
  due monthly to September 1,
  2001 (a)                          $   26,377     $   83,752     $   91,154     $6,532,605     $       --     $       --
Naperville Office Court,
  8.875% due monthly to
  May 1, 1998 (b)                    2,710,379             --             --             --             --             --
Highland Park Medical Building,
  8.88% due monthly to
  October 1, 2001 (c)                   29,804         32,562         35,568      1,297,618             --             --
Oak Lawn Promenade,
  8.25% due monthly to
  June 1, 1998 (d)                   2,604,549             --             --             --             --             --
Oak Lawn Square,
  8.25% due monthly to
  June 1, 1998 (e)                     801,206             --             --             --             --             --
Broadway - Berwyn, 8.20% due
  monthly to July 31, 2000 (f)          68,670         74,517      2,466,814             --             --             --
Irving - Kimball, 8.875% due
  monthly to May 1, 1998 (g)         1,322,598             --             --             --             --             --
Melrose - Kimball, 8.875% due
  monthly to May 1, 1998 (h)         1,140,163             --             --             --             --             --

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                                          OUTSTANDING
                                         ORIGINAL                           BALANCE
                                         PRINCIPAL        MONTHLY          DECEMBER 31
                                          AMOUNT          PAYMENTS            1997
                                       ------------      ------------     ------------
Archer - Central, 8.875% due
  monthly to May 1, 1998 (i)           $  2,200,000      $     17,789     $  2,006,777
Diversey and Sheffield, 7.875%
  due monthly to April 1, 1999 (j)        2,000,000            14,938        1,846,863
111th and Western,
  8.25% due May 1, 1999 (k)                 618,000             5,266          567,321
Evergreen Commons, 8.25% due
  May 1, 1999 (l)                           530,000             4,516          486,538
Harlem North Shopping Center,
  7.85% due monthly to January 1,
  1999 (m)                                2,362,500            19,541        2,138,500
Waterfall Plaza, 9.65% due monthly
  to September 30, 1999 (n)               2,100,000            12,232        2,268,444
47th and Halsted, 7% due monthly
  to December 31, 2003 (o)                1,800,000               (o)        1,560,000
47th and Halsted, 4.96% due
  at maturity on December 31,
  2002 (p)                                  600,000             2,480          600,000
                                                                          ------------

TOTAL                                                                       30,792,779


Unamortized debt forgiveness
  income and fair market value
  acquisition adjustment (a)(n)                                               (139,049)
                                                                          ------------


TOTAL OUTSTANDING MORTGAGE BALANCE                                        $ 30,653,730
                                                                          ============



                                                                               PRINCIPAL PAYMENTS
                                       ---------------------------------------------------------------------------------------------
                                                                        DURING YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                           1998             1999           2000             2001           2002          THEREAFTER
                                       ------------     ------------    ------------    ------------   ------------    ------------
Archer - Central, 8.875% due
  monthly to May 1, 1998 (i)           $  2,006,777     $         --    $         --    $         --   $         --    $         --
Diversey and Sheffield, 7.875%
  due monthly to April 1, 1999 (j)           35,062        1,811,801              --              --             --              --
111th and Western,
  8.25% due May 1, 1999 (k)                  17,020          550,301              --              --             --              --
Evergreen Commons, 8.25% due
  May 1, 1999 (l)                            14,596          471,942              --              --             --              --
Harlem North Shopping Center,
  7.85% due monthly to January 1,
  1999 (m)                                   69,069        2,069,431              --              --             --              --
Waterfall Plaza, 9.65% due monthly
  to September 30, 1999 (n)                      --        2,268,444              --              --             --              --
47th and Halsted, 7% due monthly
  to December 31, 2003 (o)                   60,000           93,000          96,000          96,000         96,000       1,119,000
47th and Halsted, 4.96% due
  at maturity on December 31,
  2002 (p)                                       --               --              --              --             --         600,000
                                       ------------     ------------    ------------    ------------   ------------    ------------

TOTAL                                  $ 10,906,270     $  7,455,750    $  2,689,536    $  7,926,223   $     96,000    $  1,719,000
                                       ============     ============    ============    ============   ============    ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------

DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


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

     (d) A balloon payment of $2,579,344 will be due June 1, 1998.

     (e) A balloon payment of $795,188 will be due June 1, 1998.

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

     (n) A balloon payment of $2,268,443 will be due September 30, 1999. The balance of the loan reflected in the Partnership's financial statements was adjusted to the fair market value of the property at time of acquisition.

     (o) Monthly interest payments and fixed principal payments of $5,000 from February 1, 1994, to January 1, 1999, and $8,000 from February 1, 1999, to December 1, 2003, are to be made with the balance of $1,028,000 due on December 31, 2003.

     (p) A balloon payment will be due on December 31, 2002.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



7 -  RELATED PARTY TRANSACTIONS

     Management and Other Fees

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 1997, 1996 and 1995, were $853,890, $907,244 and $994,776, respectively.

     At December 31, 1997 and 1996, $39,785 and $98,371, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

     Professional Fees

     Professional fees paid during the years ended December 31, 1997, 1996 and 1995, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $32,787, $37,901 and $37,170, respectively. For the years ended December 31, 1997, 1996 and 1995, $84,731, $62,792 and $59,388, respectively, were paid to M&J
     Wilkow, Ltd. for services rendered in connection with legal, tax and accounting matters.

     Investments in Partnerships

     The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

     Loans Payable

     Loans payable to a general partner and certain limited partners in the amount of $410,000 bear interest at the prime rate and are due December 31, 1999.

     The Partnership has received loans from a company partially owned by the general partners. The loan in the amount of $425,000 bore interest at the prime rate. The loan was repaid on January 25, 1996, with interest accruing through the date of repayment.

     The Partnership also has a loan payable in the amount of $44,488 to a real estate project held in a cotenancy arrangement by various entities in which the general partners of the Partnership are also partners. The note bears interest at the prime rate and is due on demand.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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

     At December 31, 1994, the Partnership had a nonrecourse liability of $1,747,833 in connection with the issuance of $3,260,000 of unsecured, subordinated debentures by The Villas at Monterey Limited Partnership, one of the cotenants of the Tango Bay Suites property (see Note 3 - M&J/Westwood Limited Partnership). The debentures are payable to the general partners, certain limited partners, and other related parties. The debentures bear interest at 10% and are due November 24, 1999. In addition, the debenture holders are entitled to contingent interest equal to 50% of "net cash flow" as defined in the agreement. The Partnership was relieved of its liability in connection with the debentures upon disposal of its interest in Tango Bay Suites effective June 30, 1995.

     Rental Income

     Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $172,280, $172,279 and $162,528 for the years ended December 31, 1997, 1996 and 1995, respectively, under a lease for office space.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



8 -    RENTALS RECEIVABLE UNDER OPERATING LEASES

       Minimum future rentals receivable by the Partnership on noncancelable operating leases as of December 31, 1997, are as follows:



              Year Ending
              December 31,                            Total
              ------------                      ----------------
                   1998                         $      6,061,000
                   1999                                4,990,000
                   2000                                4,213,000
                   2001                                3,350,000
                   Thereafter                          6,515,000
                                                 ---------------

                      Total                     $     25,129,000
                                                 ===============


9 -    PARTNERS' CAPITAL

       On October 10, 1997, 8,056 limited partnership units owned by 52 partners (out of a total of 470 partners) were redeemed as of October 1, 1997, at the redemption rate of $40 per unit. The redemption price paid by the Partnership was $322,240. As a result of the redemption, there are now 170,916 units outstanding owned by 418 partners.

       At December 31, 1997, general partner units totaled 7,550 units and the general partners also beneficially owned 3,388 limited partner units.

       At December 31, 1996, general partner units totaled 7,174 units and the general partners also beneficially owned 2,923 limited partner units.


10 -   COMMITMENTS AND CONTINGENCIES

       As of December 31, 1997, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 1, 1998, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 1997, the amount outstanding under this facility is $625,000, consisting of three unsecured letters of credit for $80,000, $150,000 and $280,000 with General Electric Capital Corporation as beneficiary and one for $115,000 with the City of Arlington as beneficiary.

       As of December 31, 1997, the Partnership, through its investment in M&J/Retail Limited Partnership, has an installment note due to LaSalle National Bank. The note, due October 1, 2000, pays interest at the prime rate plus 1% per annum. As of December 31, 1997, the amount outstanding under this note is $218,487 and is included in loans payable in the accompanying consolidated balance sheet. The note was subsequently repaid in full in February 1998.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



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


12 -   SUBSEQUENT EVENT

       In January 1998, the Partnership made a distribution in the amount of $42,729, or $.25 per unit.

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

       The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:


     Name                Position         Age           Other Positions          Relation to Other Officer
     ----                --------         ---           ---------------          -------------------------

Marc R. Wilkow           General          48            General Counsel          Brother of Clifton Wilkow
                         Partner

Clifton J. Wilkow        General          45            None                     Brother of Marc Wilkow
                         Partner





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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a)      No general partner holds 5% or more of any of the securities.
          The following limited partners hold 5% or more of the Registrant's total units:


                                                          Units Owned            % of Total Units
                                                          -----------            ----------------

          William W. Wilkow Marital Trust                    15,025                   8.79%
          Gisa W. Slonim Irrevocable Trust                   12,877                   7.53%



 (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 1997:


                                                        Amount
                                                   Beneficially Owned                   % of Owned
                                                   ------------------                   ----------

             General Partnership Units                    7,550                            4.40%
             Units of Limited
               Partnership Interest                       3,388                            1.98%


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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 1997, 1996 and 1995, were $853,890, $907,244 and $994,776, respectively (see Note 7 to
Consolidated Financial Statements).

       Professional fees paid during the years ended December 31, 1997, 1996 and 1995, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $32,787, $37,901 and $37,170, respectively.

       Legal, tax and accounting services rendered in the years ended December 31, 1997, 1996 and 1995, by M&J Wilkow, Ltd. were $84,731, $62,792 and $59,388, respectively.

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

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) The following documents are filed as a part of this report:

                  1. The Index to Consolidated Financial Statements is set forth on Page 27

                  2. Financial Statement Schedules:                                                          Page No.
                                                                                                             --------
                     Independent Auditor's Report                                                               28

                     Schedule VIII - Valuation and Qualifying Accounts and
                     Reserves, Years Ended December 31, 1997, 1996 and 1995                                     69

                     Schedule X - Supplementary Profit and Loss Information,
                     Years Ended December 31, 1997, 1996 and 1995                                               70

                     Schedule XI - Real Estate and Accumulated Depreciation,
                     Year Ended December 31, 1997                                                               71

                     Notes to Schedule XI                                                                       75

                     Schedule XIII - Investments in, Equity in Earnings of,
                     and Drawings Received From Affiliates and Other Persons,
                     Years Ended December 31, 1997, 1996 and 1995                                               88



                  Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

                  3. Exhibits:  See Index to Exhibits on Page 98

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                                                COLUMN B        COLUMN C      COLUMN D        COLUMN E

                                                                                                              ADDITIONS
                                               BALANCE AT      CHARGED TO                                    BALANCE AT
                                               BEGINNING       PROFIT OR                                       CLOSE OF
                                                OF YEAR         INCOME           OTHER       DEDUCTIONS          YEAR
                                              ------------     --------          -------     ------------     -----------
YEAR ENDED DECEMBER 31, 1995

     Reserve for bad debts                    $          --     $      --        $    --     $         --     $       --
                                              =============     =========        =======     ============     ==========

     Reserve for losses on loans              $     113,863     $      --        $    --     $    113,863     $       --
                                              =============     =========        =======     ============     ==========

     Reserve for valuation of investments     $   2,560,000     $      --        $    --     $         --     $2,560,000
                                              =============     =========        =======     ============     ==========


YEAR ENDED DECEMBER 31, 1996

     Reserve for bad debts                    $          --     $      --        $    --     $         --     $       --
                                              =============     =========        =======     ============     ==========

     Reserve for losses on loans              $          --     $      --        $    --     $         --     $       --
                                              =============     =========        =======     ============     ==========

     Reserve for valuation of investments     $   2,560,000     $      --        $    --     $  2,560,000     $       --
                                              =============     =========        =======     ============     ==========


YEAR ENDED DECEMBER 31, 1997


     Reserve for bad debts                    $                 $                $           $                $
                                              =============     =========        =======     ============     ==========

     Reserve for losses on loans              $                 $                $           $                $
                                              =============     =========        =======     ============     ==========

     Reserve for valuation of investments     $                 $                $           $                $
                                              =============     =========        =======     ============     ==========




FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION



------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                            1997            1996           1995
------------------------------------------------------------------------------------------



1   REPAIRS AND MAINTENANCE
       Name of property:
          180 North Michigan Avenue                $  386,750     $  427,928     $  391,454
          Naperville                                   46,011         45,433         64,734
          Freeport Office                                  --         22,555        111,033
          Highland Park                                55,057         64,468         59,343
          Waterfall Plaza                               6,687          7,313         12,120
          Tango Bay Suites                                 --             --         62,127
          Ten Retail Centers                           89,549        114,989        135,570
                                                   ----------     ----------     ----------

       TOTAL                                       $  584,054     $  682,686     $  836,381
                                                   ==========     ==========     ==========

2.  DEPRECIATION, DEPLETION AND AMORTIZATION
       OF FIXED AND INTANGIBLE ASSETS
          Depreciation expense                     $1,412,264     $1,384,141     $1,905,764
          Amortization expense                        340,821        335,236        428,666
                                                   ----------     ----------     ----------

       TOTAL                                       $1,753,085     $1,719,377     $2,334,430
                                                   ==========     ==========     ==========

3.  TAXES, OTHER THAN INCOME TAXES
       Real estate taxes:
          23 East Flagler - Department Store       $   62,753     $   63,937     $   54,988
          Fairplay Foods                              235,062        218,820        206,009
          Freeport Office                                  --          9,451        185,084
          180 North Michigan Avenue                   730,583        682,999        614,938
          Naperville Office Court                     111,196        103,278        119,193
          Highland Park                                44,170         44,219         36,670
          Ten Retail Centers                        1,118,974      1,163,665      1,127,412
          Tango Bay Suites                                 --             --         58,920
          Waterfall Plaza                             138,850        142,401        172,885
          Land - Fort Myers                                --         32,176         32,659
                                                   ----------     ----------     ----------

               Total                                2,441,588      2,460,946      2,608,758
       Payroll taxes                                       --         14,453          6,877
       Florida sales taxes                              4,478          4,371         12,657
                                                   ----------     ----------     ----------

       TOTAL                                       $2,446,066     $2,479,770     $2,628,292
                                                   ==========     ==========     ==========

4.  MANAGEMENT FEES                                $  655,936     $  734,716     $  877,342
                                                   ==========     ==========     ==========

5.  RENTS
       Ground rent - 180 North Michigan Avenue     $   11,855     $   13,549     $   13,549
                                                   ==========     ==========     ==========



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------






                               DESCRIPTION      ENCUMBRANCES
                               -----------      ------------

23 East Flagler Street -
 Department Store,              Shopping
    Miami, Florida              Center           $       --

Fairplay Foods,                 Shopping
    Chicago, Illinois           Center            2,160,000

Naperville Office Court,        Office
    Naperville, Illinois        Building          2,710,379

180 North Michigan Avenue,      Office
    Chicago, Illinois           Building          6,594,839

Highland Park,                  Office
    Highland Park, Illinois     Building (A)      1,395,552

Waterfall Plaza,                Shopping
    Orland Park, Illinois       Center            2,268,444



                                       INITIAL COST TO           COST CAPITALIZED
                                          COMPANY            SUBSEQUENT TO ACQUISITION
                                -------------------------    -------------------------
                                                BUILDINGS
                                                  AND                        CARRYING
                                   LAND       IMPROVEMENTS   IMPROVEMENTS      COST
                                ----------    ------------   ------------    --------
23 East Flagler Street -
 Department Store,
    Miami, Florida              $  231,920     $  695,759     $   87,710     $      --

Fairplay Foods,
    Chicago, Illinois              429,877      1,562,842             --            --

Naperville Office Court,
    Naperville, Illinois         1,796,459      3,321,535      2,011,242            --

180 North Michigan Avenue,
    Chicago, Illinois            1,061,120      6,550,000      6,140,030            --

Highland Park,
    Highland Park, Illinois        158,000      2,028,750      1,617,435            --

Waterfall Plaza,
    Orland Park, Illinois          317,400      1,165,643        506,677            --



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------







                                   DESCRIPTION    ENCUMBRANCES
                                   -----------    ------------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,               Shopping
    Oak Lawn, Illinois              Center (B)     $ 2,604,549
  Oak Lawn Square,                  Shopping
    Oak Lawn, Illinois              Center (B)         801,206
  Broadway Festival,                Shopping
    Chicago, Illinois               Center (B)       2,610,001
  Irving Kimball,                   Shopping
    Chicago, Illinois               Center (B)       1,322,598
  Melrose Kimball,                  Shopping
    Chicago, Illinois               Center (B)       1,140,163
  Archer Central,                   Shopping
    Chicago, Illinois               Center (B)       2,006,777
  Evergreen Commons,                Shopping
    Evergreen Park, Illinois        Center (B)         486,538
  111 and Western,                  Shopping
    Chicago, Illinois               Center (B)         567,321
  Diversey and Sheffield,           Shopping
    Chicago, Illinois               Center (B)       1,846,863
  Harlem North Shopping Center,     Shopping
    Oak Park, Illinois              Center (B)       2,138,500
                                                   -----------

    Total                                          $30,653,730
                                                   ===========





                                           INITIAL COST TO               COST CAPITALIZED
                                               COMPANY              SUBSEQUENT TO ACQUISITION
                                        -----------------------     -------------------------
                                                     BUILDINGS
                                                        AND                          CARRYING
                                         LAND      IMPROVEMENTS     IMPROVEMENTS       COST
                                        -----------------------     -------------------------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
    Oak Lawn, Illinois              $   429,456     $ 3,865,100     $   101,192     $       --
  Oak Lawn Square,
    Oak Lawn, Illinois                  136,325       1,226,921         167,922             --
  Broadway Festival,
    Chicago, Illinois                   355,696       3,201,267         157,232             --
  Irving Kimball,
    Chicago, Illinois                   180,521       1,624,686         193,278             --
  Melrose Kimball,
    Chicago, Illinois                   155,195       1,396,752              --             --
  Archer Central,
    Chicago, Illinois                   267,483       2,407,344         210,202             --
  Evergreen Commons,
    Evergreen Park, Illinois             70,307         632,760          20,000             --
  111 and Western,
    Chicago, Illinois                    76,295         686,652          33,279             --
  Diversey and Sheffield,
    Chicago, Illinois                   254,657       2,291,911          15,968             --
  Harlem North Shopping Center,
    Oak Park, Illinois                  310,000       2,790,000         152,155             --
                                    -----------     -----------     -----------     ----------

    Total                           $ 6,230,711     $35,447,922     $11,414,322     $       --
                                    ===========     ===========     ===========     ==========




     See Notes 1, 2 and 3 accompanying Schedule XI.

     (A) Owned by M&J/Sheridan Limited Partnership; 89% owned subsidiary of First Wilkow Venture.

     (B) Owned by M&J/Retail Limited Partnership; 53% owned subsidiary of First Wilkow Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------



                                         GROSS AMOUNT AT WHICH CARRIED AT
                                               DECEMBER 31, 1997
                                   ---------------------------------------------
                                                    BUILDINGS
                                                       AND
                                       LAND        IMPROVEMENTS        TOTAL
                                   -----------     ------------     -----------
23 East Flagler Street -
 Department Store
   Miami, Florida                  $   231,920     $   783,469     $ 1,087,695

Fairplay Foods,
   Chicago, Illinois                   429,877       1,562,842       1,992,719

Naperville Office Court,
   Naperville, Illinois              1,796,459       5,332,777       7,129,236

180 North Michigan Avenue,
   Chicago, Illinois                 1,061,120      12,690,030      13,751,150


Highland Park,
   Highland Park, Illinois             158,000       3,646,185       3,804,185


Waterfall Plaza,
   Orland Park, Illinois               317,400       1,672,320       1,989,720



                                                                           LIFE ON WHICH
                                   ACCUMULATED    DATE OF         DATE     DEPRECIATION IS
                                   DEPRECIATION CONSTRUCTION     ACQUIRED     COMPUTED
                                   ------------ ------------     --------  ---------------
23 East Flagler Street -
 Department Store
   Miami, Florida                  $   695,759     1928              1966     25 Years

Fairplay Foods,
   Chicago, Illinois                 1,562,842     1963              1968     25 Years

Naperville Office Court,
   Naperville, Illinois              1,936,004     1980              1986     25 Years

180 North Michigan Avenue,
   Chicago, Illinois                 7,688,546     1926              1968     35 Years
                                               Renovated in 1967   building

Highland Park,
   Highland Park, Illinois           1,016,901     1931              1988     30 Years
                                               Renovated in 1972

Waterfall Plaza,
   Orland Park, Illinois               184,704     1980              1993     40 Years


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------



                                    GROSS AMOUNT AT WHICH CARRIED AT
                                           DECEMBER 31, 1997
                                 --------------------------------------
                                               BUILDINGS                                                           LIFE ON WHICH
                                                  AND                      ACCUMULATED      DATE OF       DATE     DEPRECIATION IS
                                    LAND      IMPROVEMENTS      TOTAL      DEPRECIATION  CONSTRUCTION    ACQUIRED     COMPUTED
                                 -----------  ------------   -----------   ------------  ------------    --------  ---------------

Ten Strip Shopping Centers:
    Oak Lawn Promenade,
       Oak Lawn, Illinois        $   429,456   $ 3,966,292   $ 4,395,748   $ 1,057,786      1986          1987       40 Years

    Oak Lawn Square,
       Oak Lawn, Illinois            136,325     1,394,843     1,531,168       342,188      1982          1987       40 Years

    Broadway Festival,
       Chicago, Illinois             355,696     3,358,499     3,714,195       864,757      1984          1987       40 Years

    Irving Kimball,
       Chicago, Illinois             180,521     1,817,964     1,998,485       402,598      1987          1988       40 Years

    Melrose Kimball,
       Chicago, Illinois             155,195     1,396,752     1,551,947       340,461      1987          1988       40 Years

    Archer Central,
       Chicago, Illinois             267,483     2,617,546     2,885,029       616,889      1985          1988       40 Years

    Evergreen Commons,
       Evergreen Park, Illinois       70,307       652,760       723,067       156,487      1987          1988       40 Years

    111 and Western,
       Chicago, Illinois              76,295       719,931       796,226       167,858      1987          1988       40 Years

    Diversey and Sheffield,
       Chicago, Illinois             254,657     2,307,879     2,562,536       517,402      1984          1989       40 Years

    Harlem North Shopping Center,
       Oak Park, Illinois            310,000     2,942,155     3,252,155       321,222      1980          1993       40 Years
                                 -----------   -----------   -----------   -----------

TOTAL                            $ 6,230,711   $46,862,244   $53,165,261   $17,872,404
                                 ===========   ===========   ===========   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                          BALANCE AT                                                 BALANCE
                                         BEGINNING OF      ADDITION                 OTHER CHARGES    AT END
                                             YEAR          AT COST     RETIREMENTS  ADD (DEDUCT)     OF YEAR
                                         ------------    -----------   -----------  -------------    -----------

BUILDING AND BUILDING IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1997

23 East Flagler - Department Store,
   Miami, Florida                        $   695,759     $    87,710     $       --   $       --     $   783,469

Fairplay Foods,
   Chicago, Illinois                       1,562,842              --             --           --       1,562,842

Naperville Office Court,
   Naperville, Illinois                    5,280,411          52,366             --           --       5,332,777

180 North Michigan Avenue,
   Chicago, Illinois                      11,995,525         694,505             --           --      12,690,030

Freeport Office,
   Dallas, Texas                                  --              --             --           --              --

Highland Park,
   Highland Park, Illinois                 3,567,887          78,298             --           --       3,646,185

Waterfall Plaza,
   Orland Park, Illinois                   1,672,320              --             --           --       1,672,320


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                     BALANCE AT                                                    BALANCE
                                    BEGINNING OF       ADDITION                  OTHER CHARGES     AT END
                                       YEAR            AT COST      RETIREMENTS  ADD (DEDUCT)      OF YEAR
                                    -------------    -----------    -----------  ------------    -----------
Ten Strip Shopping Centers:
  Oak Lawn Promenade,
     Oak Lawn, Illinois             $ 3,894,692     $    71,600     $       --   $       --     $ 3,966,292

  Oak Lawn Square,
     Oak Lawn, Illinois               1,313,304          81,539             --           --       1,394,843

  Broadway Festival,
     Chicago, Illinois                3,358,499              --             --           --       3,358,499

  Irving Kimball,
     Chicago, Illinois                1,727,824          90,140             --           --       1,817,964

  Melrose Kimball,
     Chicago, Illinois                1,396,752              --             --           --       1,396,752

  Archer Central,
     Chicago, Illinois                2,617,546              --             --           --       2,617,546

  Evergreen Commons,
     Evergreen Park, Illinois           652,760              --             --           --         652,760

  111 and Western,
     Chicago, Illinois                  686,652          33,279             --           --         719,931

  Diversey and Sheffield,
     Chicago, Illinois                2,307,879              --             --           --       2,307,879

  Harlem North Shopping Center,
     Oak Park, Illinois               2,942,155              --             --           --       2,942,155
                                    -----------     -----------     ----------   ----------     -----------

TOTAL                               $45,672,807     $ 1,189,437     $       --   $       --     $46,862,244
                                    ===========     ===========     ==========   ==========     ===========



FIRST WILKOW
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 - Continued




                                               Balance at                                                            Balance
                                              Beginning of      Addition                        Other Charges        at End
                                                 Year           at Cost        Retirements      Add (Deduct)         of Year
                                             -----------      -----------      ------------     ------------      -------------
     BUILDING AND BUILDING IMPROVEMENTS -
     YEAR ENDED DECEMBER 31, 1996

23 East Flagler - Department Store,
   Miami, Florida                            $    695,759     $         --     $         --     $         --      $    695,759

Fairplay Foods,
   Chicago, Illinois                            1,562,842               --               --               --         1,562,842

Naperville Office Court,
   Naperville, Illinois                         5,065,453          254,987           40,029               --         5,280,411

180 North Michigan Avenue,
   Chicago, Illinois                           11,870,761          124,764               --               --        11,995,525

Freeport Office,
   Dallas, Texas                               11,472,870               --               --      (11,472,870)               --

Highland Park,
   Highland Park, Illinois                      3,517,726           50,161               --               --         3,567,887

Waterfall Plaza,
   Orland Park, Illinois                        1,639,404           32,916               --               --         1,672,320


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                     BALANCE AT                                                             BALANCE
                                    BEGINNING OF        ADDITION                      OTHER CHARGES         AT END
                                       YEAR             AT COST      RETIREMENTS      ADD (DEDUCT)          OF YEAR
                                    ------------     ------------    -------------    -------------         -------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
     Oak Lawn, Illinois             $  3,880,389     $     14,303     $         --     $         --      $  3,894,692

  Oak Lawn Square,
     Oak Lawn, Illinois                1,311,990            1,314               --               --         1,313,304

  Broadway Festival,
     Chicago, Illinois                 3,347,234           11,265               --               --         3,358,499

  Irving Kimball,
     Chicago, Illinois                 1,642,428           85,396               --               --         1,727,824

  Melrose Kimball,
     Chicago, Illinois                 1,396,752               --               --               --         1,396,752

  Archer Central,
     Chicago, Illinois                 2,617,546               --               --               --         2,617,546

  Evergreen Commons,
     Evergreen Park, Illinois            652,760               --               --               --           652,760

  111 and Western,
     Chicago, Illinois                   686,652               --               --               --           686,652

  Diversey and Sheffield,
     Chicago, Illinois                 2,302,638            5,241               --               --         2,307,879

  Harlem North Shopping Center,
     Oak Park, Illinois                2,876,817           65,338               --               --         2,942,155
                                    ------------     ------------     ------------     ------------      ------------

TOTAL                               $ 56,540,021     $    645,685     $     40,029     $(11,472,870)     $ 45,672,807
                                    ============     ============     ============     ============      ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 - Continued



                                              BALANCE AT                                                          BALANCE
                                             BEGINNING OF      ADDITION                       OTHER CHARGES        AT END
                                                YEAR           AT COST       RETIREMENTS       ADD (DEDUCT)       OF YEAR
                                             -----------     -----------     -----------     ---------------     -----------

BUILDING AND BUILDING IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1995

23 East Flagler - Department Store,
   Miami, Florida                            $   695,759     $        --     $        --     $            --     $   695,759

Fairplay Foods,
   Chicago, Illinois                           1,562,842              --              --                  --       1,562,842

Naperville Office Court,
   Naperville, Illinois                        4,704,984         360,469              --                  --       5,065,453

180 North Michigan Avenue,
   Chicago, Illinois                          11,739,472         131,289              --                  --      11,870,761

Buschwood,
   Carrollwood, Florida                               --              --              --                  --              --

Freeport Office,
   Dallas, Texas                              12,770,775         102,095              --          (1,400,000)(A)  11,472,870

Highland Park,
   Highland Park, Illinois                     3,491,603          26,123              --                  --       3,517,726

Tango Bay Suites,
   Orlando, Florida                            6,099,144              --       6,099,144                  --              --

Waterfall Plaza,
   Orland Park, Illinois                       1,570,086          69,318              --                  --       1,639,404




See accompanying notes to financial statements
                                                                              79

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------










                                     BALANCE AT                                                          BALANCE
                                    BEGINNING OF     ADDITION                          OTHER CHARGES     AT END
                                       YEAR           AT COST       RETIREMENTS        ADD (DEDUCT)      OF YEAR
                                    -----------     -----------     -------------     ---------------  -----------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
     Oak Lawn, Illinois             $ 3,871,900     $     8,489     $        --     $        --      $ 3,880,389

  Oak Lawn Square,
     Oak Lawn, Illinois               1,286,757          25,233              --              --        1,311,990

  Broadway Festival,
     Chicago, Illinois                3,307,949          39,285              --              --        3,347,234

  Irving Kimball,
     Chicago, Illinois                1,642,428              --              --              --        1,642,428

  Melrose Kimball,
     Chicago, Illinois                1,396,752              --              --              --        1,396,752

  Archer Central,
     Chicago, Illinois                2,617,546              --              --              --        2,617,546

  Evergreen Commons,
     Evergreen Park, Illinois           652,760              --              --              --          652,760

  111 and Western,
     Chicago, Illinois                  686,652              --              --              --          686,652

  Diversey and Sheffield,
     Chicago, Illinois                2,302,638              --              --              --        2,302,638

  Harlem North Shopping Center,
     Oak Park, Illinois               2,790,000          86,817              --              --        2,876,817
                                    -----------     -----------     -----------     -----------      -----------

TOTAL                               $63,190,047     $   849,118     $ 6,099,144     $(1,400,000)     $56,540,021
                                    ===========     ===========     ===========     ===========      ===========



     (A) Reflects the write-down of the building based on estimated loss on 1996 disposition (see Note 11 of the financial statements).

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                         BALANCE AT                                                BALANCE
                                        BEGINNING OF    ADDITION                  OTHER CHARGES    AT END
                                           YEAR         AT COST       RETIREMENTS  ADD (DEDUCT)    OF YEAR
                                        ------------   ----------     ----------- -------------    --------
YEAR ENDED DECEMBER 31, 1997

23 East Flagler - Department Store,
  Miami, Florida                        $  695,759     $       --     $     --     $       --     $  695,759

Fairplay Foods,
  Chicago, Illinois                      1,562,842             --           --             --      1,562,842

Naperville Office Court,
  Naperville, Illinois                   1,724,097        211,907           --             --      1,936,004

180 North Michigan Avenue,
  Chicago, Illinois                      7,189,911        498,635           --             --      7,688,546

Freeport Office,
  Dallas, Texas                                 --             --           --             --             --

Highland Park,
  Highland Park, Illinois                  891,655        125,246           --             --      1,016,901

Waterfall Plaza,
  Orland Park, Illinois                    142,896         41,808           --             --        184,704


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------




                                     BALANCE AT                                                 BALANCE
                                    BEGINNING OF    ADDITION                  OTHER CHARGES     AT END
                                        YEAR        AT COST      RETIREMENTS  ADD (DEDUCT)      OF YEAR
                                    ------------   ----------    -----------  -------------     --------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
     Oak Lawn, Illinois             $   959,918     $    97,868     $     --     $       --     $ 1,057,786

  Oak Lawn Square,
     Oak Lawn, Illinois                 308,461          33,727           --             --         342,188

  Broadway Festival,
     Chicago, Illinois                  780,794          83,963           --             --         864,757

  Irving Kimball,
     Chicago, Illinois                  359,073          43,525           --             --         402,598

  Melrose Kimball,
     Chicago, Illinois                  305,542          34,919           --             --         340,461

  Archer Central,
     Chicago, Illinois                  551,450          65,439           --             --         616,889

  Evergreen Commons,
     Evergreen Park, Illinois           140,168          16,319           --             --         156,487

  111 and Western,
     Chicago, Illinois                  150,205          17,653           --             --         167,858

  Diversey and Sheffield,
     Chicago, Illinois                  459,705          57,697           --             --         517,402

  Harlem North Shopping Center,
     Oak Park, Illinois                 247,666          73,556           --             --         321,222
                                    -----------     -----------     --------     ----------     -----------

TOTAL                               $16,470,142     $ 1,402,262     $     --     $       --     $17,872,404
                                    ===========     ===========     ========     ==========     ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                       BALANCE AT                                                 BALANCE
                                      BEGINNING OF   ADDITION                  OTHER CHARGES      AT END
                                         YEAR         AT COST     RETIREMENTS   ADD (DEDUCT)     OF YEAR
                                      -----------   -----------   -----------  ------------    -----------
YEAR ENDED DECEMBER 31, 1996
23 East Flagler - Department Store,
  Miami, Florida                      $   695,759   $        --   $        --   $        --    $   695,759

Fairplay Foods,
  Chicago, Illinois                     1,562,842            --            --            --      1,562,842

Naperville Office Court,
  Naperville, Illinois                  1,528,906       206,013        10,822            --      1,724,097

180 North Michigan Avenue,
  Chicago, Illinois                     6,704,663       485,248            --            --      7,189,911

Freeport Office,
  Dallas, Texas                         4,370,870            --            --    (4,370,870)            --

Highland Park,
  Highland Park, Illinois                 769,619       122,036            --            --        891,655

Waterfall Plaza,
  Orland Park, Illinois                   101,714        41,182            --            --        142,896


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------



                                   BALANCE AT                                                BALANCE
                                  BEGINNING OF   ADDITION                   OTHER CHARGES    AT END
                                     YEAR        AT COST      RETIREMENTS   ADD (DEDUCT)     OF YEAR
                                  -----------   -----------   -----------   -----------    -----------
Ten Strip Shopping Centers:
  Oak Lawn Promenade,
     Oak Lawn, Illinois           $   862,691   $    97,227   $        --   $        --    $   959,918

  Oak Lawn Square,
     Oak Lawn, Illinois               275,639        32,822            --            --        308,461

  Broadway Festival,
     Chicago, Illinois                696,988        83,806            --            --        780,794

  Irving Kimball,
     Chicago, Illinois                317,592        41,481            --            --        359,073

  Melrose Kimball,
     Chicago, Illinois                270,623        34,919            --            --        305,542

  Archer Central,
     Chicago, Illinois                486,010        65,440            --            --        551,450

  Evergreen Commons,
     Evergreen Park, Illinois         123,848        16,320            --            --        140,168

  111 and Western,
     Chicago, Illinois                133,039        17,166            --            --        150,205

  Diversey and Sheffield,
     Chicago, Illinois                402,086        57,619            --            --        459,705

  Harlem North Shopping Center,
     Oak Park, Illinois               174,621        73,045            --            --        247,666
                                  -----------   -----------   -----------   -----------    -----------

TOTAL                             $19,477,510   $ 1,374,324   $    10,822   $(4,370,870)   $16,470,142
                                  ===========   ===========   ===========   ===========    ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 - Continued



                                       BALANCE AT                                            BALANCE
                                      BEGINNING OF  ADDITION                  OTHER CHARGES   AT END
                                         YEAR       AT COST     RETIREMENTS   ADD (DEDUCT)   OF YEAR
                                      ----------   ----------   -----------   ------------  ----------
YEAR ENDED DECEMBER 31, 1995

23 East Flagler - Department Store,
  Miami, Florida                      $  695,759   $       --   $       --   $       --   $  695,759

Fairplay Foods,
  Chicago, Illinois                    1,562,842           --           --           --    1,562,842

Naperville Office Court,
  Naperville, Illinois                 1,335,365      193,541           --           --    1,528,906

180 North Michigan Avenue,
  Chicago, Illinois                    6,244,563      460,100           --           --    6,704,663

Buschwood,
  Carrollwood, Florida                        --           --           --           --           --

Freeport Office,
  Dallas, Texas                        3,970,515      400,355           --           --    4,370,870

Highland Park,
  Highland Park, Illinois                648,402      121,217           --           --      769,619

Tango Bay Suites,
  Orlando, Florida                       276,423           --      276,423           --           --

Waterfall Plaza,
  Orland Park, Illinois                   61,840       39,874           --           --      101,714

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                   BALANCE AT                                                 BALANCE
                                  BEGINNING OF     ADDITION                  OTHER CHARGES    AT END
                                      YEAR         AT COST     RETIREMENTS    ADD (DEDUCT)    OF YEAR
                                  ------------   ------------  -----------   -------------    -------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
     Oak Lawn, Illinois           $   765,819   $    96,872   $        --      $       --    $   862,691

  Oak Lawn Square,
     Oak Lawn, Illinois               243,307        32,332            --              --        275,639

  Broadway Festival,
     Chicago, Illinois                613,687        83,301            --              --        696,988

  Irving Kimball,
     Chicago, Illinois                276,532        41,060            --              --        317,592

  Melrose Kimball,
     Chicago, Illinois                235,704        34,919            --              --        270,623

  Archer Central,
     Chicago, Illinois                419,629        66,381            --              --        486,010

  Evergreen Commons,
     Evergreen Park, Illinois         107,529        16,319            --              --        123,848

  111 and Western,
     Chicago, Illinois                115,873        17,166            --              --        133,039

  Diversey and Sheffield,
     Chicago, Illinois                344,313        57,773            --              --        402,086

  Harlem North Shopping Center,
     Oak Park, Illinois               104,625        69,996            --              --        174,621
                                  -----------   -----------   -----------      ----------    -----------

TOTAL                             $18,022,727   $ 1,731,206   $   276,423      $       --    $19,477,510
                                  ===========   ===========   ===========      ==========    ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


3  -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES



                                                                    BUILDING
                                                                       AND
                                                         LAND      IMPROVEMENTS
                                                     -----------   ------------
                                                                        (A)

First Wilkow Venture:

   23 East Flagler - Department Store                $   266,738   $    94,007
   Fairplay Foods                                        502,093       236,289
   180 North Michigan Avenue                           1,079,535     4,864,006
   Naperville Office Court                               299,723     1,839,148
   Waterfall Plaza                                       243,321       594,700
                                                     -----------   -----------

       Subtotal                                        2,391,410     7,628,150
                                                     -----------   -----------

Subsidiaries:
   Highland Park                                         158,000     2,791,735
   Ten Strip Centers:
     Harlem North                                        321,384     2,729,013
     Oak Lawn Promenade                                  429,456     2,908,508
     Oak Lawn Square                                     136,325     1,052,658
     Broadway Festival                                   355,696     2,493,740
     Irving Kimball                                      180,521     1,380,400
     Melrose Kimball                                     155,195     1,056,291
     Archer Central                                      267,483     2,000,658
     Evergreen Commons                                    70,307       496,273
     111 and Western                                      76,295       587,037
     Diversey and Sheffield                              254,657     1,790,473
                                                     -----------   -----------

       Subtotal                                        2,405,319    19,286,786
                                                     -----------   -----------

       Total Consolidated                            $ 4,796,729   $26,914,936
                                                     ===========   ===========



       (A)    Net of accumulated depreciation

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:



     COLUMN A                             COLUMN B          COLUMN C                             COLUMN D                  COLUMN E
     --------                             --------          --------                             --------                  --------

                                                                                                                            BALANCE
                                          BALANCE AT        ADDITIONS                           DEDUCTIONS                  AT END
                                         BEGINNING OF  -----------------------      ------------------------------------
                                            YEAR         INCOME       OTHER           LOSS         DRAWS        OTHER       OF YEAR
                                          ----------   ----------   ----------      ----------   ----------   ----------- ----------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
     Registrant:

      L-C Office Partnership IV           $       --   $       --   $  175,097(A)  $       --  $       --   $        --   $  175,097
      Realdal Venture                             --           --           --             --          --            --           --
      M&J/Westwood Limited Partnership            --           --           --             --          --            --           --
      XXI Office Plaza Associates            433,935       37,536           --             --          --            --      471,471
      DB/F Office Ltd. Partnership                --           --           --             --          --            --           --
      M&J/Quorum Associates                       --           --           --             --          --            --           --
      Hawdel Limited Partnership             690,350           --           --             --     690,350            --           --
      M&J/Grove Limited Partnership          600,000           --           --         31,205      11,772            --      557,023
      Rosemont 28 Limited Partnership        557,519           --        3,438(A)       2,865          --            --      558,092
      First Ron Venture                           --           --           --             --          --            --           --
      TOP Investors Limited Partnership           --           --           --             --          --            --           --
                                          ----------   ----------   ----------     ----------  ----------   -----------   ----------

         Total Registrant                  2,281,804       37,536      178,535         34,070     702,122            --    1,761,683

     M&J/Crossroads Limited Partnership(B)   259,900           --           --         12,527      29,700            --      217,673
                                          ----------   ----------   ----------     ----------  ----------   -----------   ----------

TOTAL INVESTMENTS - EQUITY METHOD         $2,541,704   $   37,536   $  178,535     $   46,597  $  731,822   $        --   $1,979,356
                                          ==========   ==========   ==========     ==========  ==========   ===========   ==========

          (A) Additional investment.

          (B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1997:



     COLUMN A                               COLUMN B            COLUMN C                        COLUMN D                  COLUMN E
     --------                               --------            --------                       ----------                 --------

                                            BALANCE AT           ADDITIONS                     DEDUCTIONS                  BALANCE
                                           BEGINNING OF  ------------------------    ----------------------------------    AT END
                                              YEAR         INCOME         OTHER        LOSS       DRAWS       OTHER        OF YEAR
                                          -------------  -----------    ---------    --------  ---------    -----------  -----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

     Duke Realty Limited Partnership       $  468,904   $  876,332(C)   $       --    $   --   $   81,305   $1,028,277   $  235,654
     Metro Class A Investors Limited
       Partnership                                 --           --              --        --           --           --           --
     Park 100 Equity Investors Limited
       Partnership                                 --           --              --        --           --           --           --
     Park 100 Mortgage Investors Limited
       Partnership                                 --           --              --        --           --           --           --
     M&J/Largo Limited Partnership            575,227       40,157(C)           --        --      615,384           --           --
     North LaSalle Street Limited Partnership      --           --              --        --           --           --           --
     Second Daltex Venture                         --           --              --        --           --           --           --
     21st M&J Associates                       99,900           --              --        --           --           --       99,900
     222 Fee Associates                         6,728          290              --        --          290           --        6,728
     5601 N. Sheridan Associates               29,916          864              --        --          864           --       29,916
     First Candlewick Associates              125,950        6,050              --        --        6,050           --      125,950
     M&J/Two Market Limited Partnership            --           --              --        --           --           --           --
     Orhow Associates                          70,000           --              --        --           --           --       70,000
     Second Wilkow Venture                     64,813        6,107              --        --        6,107           --       64,813
     Wilkow/Retail Partners L.P.                2,799          111              --        --          111           --        2,799
     544 Arizona Associates                        --           --              --        --           --           --           --
     Lake Cook Office Development IV               --           --           1,224(B)     --           --           --        1,224
     M&J/Hotel Investors Limited Partnership       --           --         200,000(B)     --           --           --      200,000
     M&J/Mid Oak Limited Partnership               --           --          70,000(B)     --           --           --       70,000


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1997:



     COLUMN A                                COLUMN B            COLUMN C                        COLUMN D                 COLUMN E
     --------                                --------            --------                        --------                 --------


                                              BALANCE AT         ADDITIONS                       DEDUCTIONS               BALANCE
                                             BEGINNING OF -----------------------   -----------------------------------   AT END
                                                 YEAR       INCOME       OTHER        LOSS         DRAWS       OTHER      OF YEAR
                                             ------------ -----------  -----------  --------    ---------    ----------  -----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

      Registrant:
          Fifth Arizona Associates            $       --   $       --   $       --   $    --   $       --   $       --   $       --
          Fifth Orlando Associates                    --           --           --        --           --           --           --
          Monterey Village Associates                 --           --           --        --           --           --           --
          Pre-Vest Associates                         --           --           --        --           --           --           --
          Seventh M&J Associates                      --           --           --        --           --           --           --
          First Apollo Associates                     --           --           --        --           --           --           --
          M&J/LaSalle L.P.                         6,480           --           --        --           --           --        6,480
          Wilkow/Grove L.P.                           --           --           --        --           --           --           --
          Wilkow/Metro Partners L.P.                  --           --           --        --           --           --           --
                                              ----------   ----------   ----------   -------   ----------   ----------   ----------

              Total Registrant                 1,450,717      929,911      271,224        --      710,111    1,028,277      913,464

      Northlake Tower Limited Partnership (A)  1,187,628      902,921           --        --    1,340,549           --      750,000
                                              ----------   ----------   ----------   -------   ----------   ----------   ----------

TOTAL INVESTMENTS - COST METHOD               $2,638,345   $1,832,832   $  271,224   $    --   $2,050,660   $1,028,077   $1,663,464
                                              ==========   ==========   ==========   =======   ==========   ==========   ==========



    (A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

    (B) Additional investment.

    (C) Includes gain on disposition of investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1996:



     COLUMN A                              COLUMN B             COLUMN C                        COLUMN D                    COLUMN E
     --------                              --------             --------                      -----------                   --------


                                            BALANCE AT         ADDITIONS                         DEDUCTIONS                 BALANCE
                                           BEGINNING OF ------------------------  -------------------------------------     AT END
                                              YEAR        INCOME       OTHER         LOSS         DRAWS       OTHER        OF YEAR
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD
     Registrant:

      L-C Office Partnership IV            $       --   $       --   $        --   $       --   $       --  $        --   $       --
      Realdal Venture                              --           --            --           --           --           --           --
      M&J/Westwood Limited Partnership             --           --            --           --           --           --           --
      XXI Office Plaza Associates             406,644       27,291            --           --           --           --      433,935
      DB/F Office Ltd. Partnership                 --           --            --           --           --           --           --
      M&J/Quorum Associates                        --           --            --           --           --           --           --
      Hawdel Limited Partnership              854,014           --            --      163,664(C)        --           --      690,350
      M&J/Grove Limited Partnership           296,324      208,519        98,100(A)        --        2,943           --      600,000
      Rosemont 28 Limited Partnership         557,182           --         3,896(A)     3,559           --           --      557,519
      First Ron Venture                            --           --            --           --           --           --           --
      TOP Investors Limited Partnership            --           --            --           --           --           --           --
                                           ----------   ----------   -----------   ----------   ----------  -----------   ----------

         Total Registrant                   2,114,164      235,810       101,996      167,223        2,943           --    2,281,804

     M&J/Crossroads Limited Partnership(B)    297,000           --            --       23,349       13,751           --      259,900
                                           ----------   ----------   -----------   ----------   ----------  -----------   ----------

TOTAL INVESTMENTS - EQUITY METHOD          $2,411,164   $  235,810   $   101,996   $  190,572   $   16,694  $        --   $2,541,704
                                           ==========   ==========   ===========   ==========   ==========  ===========   ==========




          (A) Additional investment.

          (B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

          (C) Includes estimated loss on the 1997 disposition of the investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1996:



     COLUMN A                                   COLUMN B         COLUMN C                    COLUMN D              COLUMN E
     --------                                   --------         --------                   -----------            --------

                                                BALANCE AT       ADDITIONS                    DEDUCTIONS            BALANCE
                                               BEGINNING OF -----------------   --------------------------------    AT END
                                                  YEAR      INCOME     OTHER     LOSS          DRAWS     OTHER      OF YEAR
                                               ------------ -------   -------   --------      --------   -------   --------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

     Duke Realty Limited Partnership            $468,904   $100,502   $    --   $     --      $100,502   $    --   $468,904
     Metro Class A Investors Limited
       Partnership                                    --         --        --         --            --        --         --
     Park 100 Equity Investors Limited
       Partnership                                    --         --        --         --            --        --         --
     Park 100 Mortgage Investors Limited
       Partnership                                    --         --        --         --            --        --         --
     M&J/Largo Limited Partnership               694,227         --        --    119,000(C)         --        --    575,227
     North LaSalle Street Limited Partnership         --         --        --         --            --        --         --
     Second Daltex Venture                            --         --        --         --            --        --         --
     21st M&J Associates                          99,900         --        --         --            --        --     99,900
     222 Fee Associates                            6,728        319        --         --           319        --      6,728
     5601 N. Sheridan Associates                  29,916        576        --         --           576        --     29,916
     First Candlewick Associates                 125,950     22,055        --         --        22,055        --    125,950
     M&J/Two Market Limited Partnership               --         --        --         --            --        --         --
     Orhow Associates                             70,000         --        --         --            --        --     70,000
     Second Wilkow Venture                        64,813      2,364        --         --         2,364        --     64,813
     Wilkow/Retail Partners L.P.                   2,799        120        --         --           120        --      2,799
     544 Arizona Associates                           --         --        --         --            --        --         --




FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------




     YEAR ENDED DECEMBER 31, 1996:

     COLUMN A                           COLUMN B            COLUMN C                          COLUMN D                      COLUMN E
     --------                           --------            --------                          --------                      --------

                                        BALANCE AT          ADDITIONS                        DEDUCTIONS                     BALANCE
                                       BEGINNING OF  ------------------------   ------------------------------------        AT END
                                           YEAR        INCOME        OTHER        LOSS         DRAWS        OTHER           OF YEAR
                                       ------------  -----------   ----------   ----------   ----------   ----------      ----------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued
     Registrant:
      Fifth Arizona Associates        $       --   $       --         $       --   $       --   $       --   $       --   $       --
      Fifth Orlando Associates                --           --                 --           --           --           --           --
      Monterey Village Associates             --           --                 --           --           --           --           --
      Pre-Vest Associates                     --           --                 --           --           --           --           --
      Seventh M&J Associates                  --           --                 --           --           --           --           --
      First Apollo Associates                 --           --                 --           --           --           --           --
      M&J/LaSalle L.P.                     6,480           --                 --           --           --           --        6,480
      Wilkow/Grove L.P.                       --           --                 --           --           --           --           --
      Wilkow/Metro Partners L.P.              --           --                 --           --           --           --           --
                                       ---------   ----------         ----------   ----------   ----------   ----------   ----------

          Total Registrant             1,569,717      125,936                 --      119,000      125,936           --    1,450,717

     Northlake Tower Limited
      Partnership(A)                   1,149,641       84,669(B)          37,987           --       84,669           --    1,187,628
                                       ---------   ----------         ----------   ----------   ----------   ----------   ----------

TOTAL INVESTMENTS - COST METHOD       $2,719,358   $  210,605         $   37,987   $  119,000   $  210,605   $       --   $2,638,345
                                      ==========   ==========         ==========   ==========   ==========   ==========   ==========



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

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1995:




     COLUMN A                           COLUMN B             COLUMN C                             COLUMN D                  COLUMN E
     --------                           --------             --------                           -----------                 --------

                                        BALANCE AT           ADDITIONS                          DEDUCTIONS                   BALANCE
                                       BEGINNING OF   ----------------------       -----------------------------------        AT END
                                          YEAR          INCOME       OTHER            LOSS         DRAWS       OTHER         OF YEAR
                                       ------------   ----------   ----------      ----------   ----------  ----------       -------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
     Registrant:
      L-C Office Partnership IV        $       --   $       --   $       --      $       --   $       --  $       --      $       --
      Realdal Venture                          --           --           --              --           --          --              --
      M&J/Westwood Limited Partnership         --           --           --              --           --          --              --
      XXI Office Plaza Associates         278,602      128,042           --              --           --          --         406,644
      DB/F Office Ltd. Partnership             --           --           --              --           --          --              --
      M&J/Quorum Associates                    --           --           --              --           --          --              --
      Hawdel Limited Partnership          888,365           --           --          34,351           --          --         854,014
      M&J/Grove Limited Partnership       327,530           --           --          31,206           --          --         296,324
      Rosemont 28 Limited Partnership     554,383           49        2,750(A)           --           --          --         557,182
      First Ron Venture                        --           --           --              --           --          --              --
      TOP Investors Limited Partnership        --           --           --              --           --          --              --
      First MW Associates                  18,462          900           --              --        8,650      10,712(B)           --
                                       ----------   ----------   ----------      ----------   ----------  ----------      ----------

         Total Registrant               2,067,342      128,991        2,750          65,557        8,650      10,712       2,114,164

     M&J/Crossroads Limited Partnership        --           --      297,000(C)           --           --          --         297,000
                                       ----------   ----------   ----------      ----------   ----------  ----------      ----------

TOTAL INVESTMENTS - EQUITY METHOD      $2,067,342   $  128,991   $  299,750      $   65,557   $    8,650  $   10,712      $2,411,164
                                       ==========   ==========   ==========      ==========   ==========  ==========      ==========



          (A) Additional investment.

          (B) Investment was disposed of in 1995.

          (C) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1995:


     COLUMN A                                COLUMN B          COLUMN C                         COLUMN D                   COLUMN E
     --------                                --------          --------                         --------                   --------

                                            BALANCE AT         ADDITIONS                       DEDUCTIONS                  BALANCE
                                            BEGINNING OF  ------------------       ----------------------------------      AT END
                                               YEAR       INCOME      OTHER         LOSS         DRAWS        OTHER        OF YEAR
                                            ------------  --------   -------       --------     --------     --------     ----------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

     Duke Realty Limited Partnership         $468,904   $134,752     $     --      $     --     $134,752     $     --     $468,904
     Metro Class A Investors Limited
       Partnership                                 --         --           --            --           --           --           --
     Park 100 Equity Investors Limited
       Partnership                                 --         --           --            --           --           --           --
     Park 100 Mortgage Investors Limited
       Partnership                                 --         --           --            --           --           --           --
     M&J/Largo Limited Partnership            694,227         --           --            --           --           --      694,227
     North LaSalle Street Limited Partnership      --         --           --            --           --           --           --
     Second Daltex Venture                         --         --           --            --           --           --           --
     21st M&J Associates                       99,900         --           --            --           --           --       99,900
     222 Fee Associates                         6,728        406           --            --          406           --        6,728
     5601 N. Sheridan Associates               28,254        544        1,662(D)         --          544           --       29,916
     First Candlewick Associates              116,050      3,000        9,900(D)         --        3,000           --      125,950
     M&J/Two Market Limited Partnership            --         --           --            --           --           --           --
     Orhow Associates                          70,000         --           --            --           --           --       70,000
     S & S Venture                             65,718        918       34,290(C)         --      100,926           --           --
     Second Chase Venture                      56,100        450        3,875(C)         --       60,425           --           --
     Second Wilkow Venture                     64,813      2,364           --            --        2,364           --       64,813
     Wilkow/Retail Partners L.P.                2,799        120           --            --          120           --        2,799
     544 Arizona Associates                        --         --           --            --           --           --           --


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1995:



     COLUMN A                                  COLUMN B               COLUMN C
     --------                                  --------               --------

                                              BALANCE AT              ADDITIONS
                                             BEGINNING OF     ------------------------------
                                                 YEAR         INCOME              OTHER
                                               ----------     ----------     ---------------

     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

      Registrant:
          Fifth Arizona Associates             $       --     $       --     $            --
          Fifth Orlando Associates                     --             --                  --
          Monterey Village Associates                  --             --                  --
          Pre-Vest Associates                          --             --                  --
          Seventh M&J Associates                       --             --                  --
          First Apollo Associates                      --             --                  --
      M&J/LaSalle L.P.                                 --             --               6,480(B)
      Wilkow/Grove L.P.                                --             --                  --
      Wilkow/Metro Partners L.P.                       --             --                  --
                                               ----------     ----------     ---------------

          Total Registrant                      1,673,493        142,554              56,207

     Northlake Tower Limited Partnership               --             --           1,149,641(A)
                                               ----------     ----------     ---------------

TOTAL INVESTMENTS - COST METHOD                $1,673,493     $  142,554     $     1,205,848
                                               ==========     ==========     ===============





                                                                   COLUMN D                             COLUMN E
                                                                   --------                             --------

                                                                  DEDUCTIONS                            BALANCE
                                               --------------------------------------------------       AT END
                                                     LOSS            DRAWS            OTHER             OF YEAR
                                               ---------------     ----------     ---------------     ----------

     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

      Registrant:
          Fifth Arizona Associates             $            --     $       --     $            --     $       --
          Fifth Orlando Associates                          --             --                  --             --
          Monterey Village Associates                       --             --                  --             --
          Pre-Vest Associates                               --             --                  --             --
          Seventh M&J Associates                            --             --                  --             --
          First Apollo Associates                           --             --                  --             --
      M&J/LaSalle L.P.                                      --             --                  --          6,480
      Wilkow/Grove L.P.                                     --             --                  --             --
      Wilkow/Metro Partners L.P.                            --             --                  --             --
                                               ---------------     ----------     ---------------     ----------

          Total Registrant                                  --        302,537                  --      1,569,717

     Northlake Tower Limited Partnership                    --             --                  --      1,149,641
                                               ---------------     ----------     ---------------     ----------

TOTAL INVESTMENTS - COST METHOD                $            --     $  302,537     $            --     $2,719,358
                                               ===============     ==========     ===============     ==========



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

                                         FIRST WILKOW VENTURE

                                         By: Marc R. Wilkow
                                             -----------------------------------
                                             Marc R. Wilkow, General Partner and
                                             President of M&J Wilkow, Ltd., its
                                             Managing Agent

DATED:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant, in the capacities indicated, on ................. 1998.

                                         Clifton J. Wilkow
                                         ---------------------------------------
                                         Clifton J. Wilkow, General Partner and
                                         Executive Vice President of
                                         M&J Wilkow, Ltd.



                                         Thomas Harrigan
                                         ---------------------------------------
                                         Thomas Harrigan, Vice President of
                                         M&J Wilkow, Ltd.

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