Form 10-Q
period 1998-03-31
FIRST WILKOW VENTURE
filed 1998-05-13
CIK 37070

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March  31, 1998
                                    -------------------------------------------
                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                        Commission File No.    0-7798

                             FIRST WILKOW VENTURE
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              ILLINOIS                                  36-6169280
--------------------------------------      -----------------------------------
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                    Identification No.)


  180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                    60601
-----------------------------------------------------      --------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (312) 726-9622
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
                          CONSOLIDATED BALANCE SHEET

                                                                  March 31,
                                                                    1998         December 31,
                                                                 (Unaudited)        1997
                                                                 ------------    ------------
                                    ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:

     Land                                                          $6,230,711      $6,230,711
     Buildings and Improvements                                    46,918,025      46,862,244
     Fixtures and Equipment                                           116,955         116,955
                                                                 ------------    ------------
            Total                                                  53,265,691      53,209,910
     Less-Accumulated Depreciation                                 18,310,761      17,955,658
                                                                 ------------    ------------
            Net Real Estate                                        34,954,930      35,254,252
Investment in Real Estate Partnerships                              3,175,710       3,642,820
                                                                 ------------    ------------
            Total                                                  38,130,640      38,897,072
                                                                 ------------    ------------

LOANS RECEIVABLE                                                      849,934         849,934
                                                                 ------------    ------------

OTHER ASSETS

     Cash                                                             750,036         966,660
     Certificates of Deposit                                        2,615,000       2,220,000
     Receivable                                                       690,394         702,567
     Prepaid Expenses                                                     994             818
     Deposits                                                         474,099         836,567
     Deferred Charges                                                 992,193         911,756
                                                                 ------------    ------------
            Total                                                   5,522,716       5,638,368
                                                                 ------------    ------------

            TOTAL ASSETS                                          $44,503,290     $45,385,374
                                                                 ============    ============

                      LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

     Mortgages Payable                                            $30,502,251     $30,653,730
     Notes Payable                                                    454,488         672,975
                                                                 ------------    ------------
            Total                                                  30,956,739      31,326,705
                                                                 ------------    ------------

OTHER LIABILITIES

     Accounts Payable and Accrued Expenses                             42,835          69,092
     Accrued Property Taxes                                         1,969,031       2,378,995
     Deferred State Income Taxes                                      200,000         200,000
     Security Deposits and Prepaid Rent                               440,528         539,698
     Accrued Interest                                                  71,249          72,847
                                                                 ------------    ------------
            Total                                                   2,723,643       3,260,632
                                                                 ------------    ------------

MINORITY INTEREST                                                   1,710,708       1,685,777
                                                                 ------------    ------------

PARTNERS' CAPITAL  (170,916 units authorized and issued)            9,112,200       9,112,260
                                                                 ------------    ------------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $44,503,290     $45,385,374
                                                                 ============    ============

Note:   Balance Sheet at 12/31/97 has been taken from the audited financial statements at that date.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                                        Three Months
                                                       Ended March 31,
                                                   -------------------------
                                                      1998          1997
                                                   -----------   -----------
REVENUES

    Rental Income                                   $2,429,441    $2,404,517
    Interest Income                                     76,248        44,750
    Other Income                                             0        18,045
                                                   -----------   -----------
                                                     2,505,689     2,467,312
                                                   -----------   -----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

    Share of Net Income (Loss)                           6,296        91,909
                                                   -----------   -----------
                                                         6,296        91,909
                                                   -----------   -----------

EXPENSES

    Operating Expenses                                 595,901       758,392
    Real Estate Taxes                                  635,239       653,972
    Depreciation and Amortization                      441,192       436,573
    Interest Expense                                   638,881       697,656
    General and Administrative                         105,622       116,946
                                                   -----------   -----------
                                                     2,416,835     2,663,539
                                                   -----------   -----------

INCOME (LOSS) BEFORE
    MINORITY INTEREST
    AND TAXES                                           95,150      (104,318)

MINORITY INTEREST IN
    SUBSIDIARIES NET  INCOME/LOSS                      (52,482)      (17,332)

PROVISION FOR STATE
    INCOME TAXES                                             0             0
                                                   -----------   -----------

NET INCOME (LOSS)                                      $42,668     ($121,650)
                                                   ===========   ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                 170,916       178,972

NET INCOME (LOSS)/PER UNIT                               $0.25        ($0.68)
                                                   ===========   ===========

DISTRIBUTION PER UNIT                                    $0.25         $2.00
                                                   ===========   ===========

NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                             FIRST WILKOW VENTURE
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)


                                                                   Three Months Ended March31,
                                                                   ---------------------------
                                                                      1998            1997
                                                                   ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                     $42,668       ($121,650)

Non Cash Items Included in Net Income

       Minority Interest in Subsidiaries Net Income/Loss               52,482          17,332
       Depreciation and Amortization                                  441,192         436,573
       Amortization of Debt Forgiveness Income                        (17,861)        (18,044)
       (Decrease) Increase in Net Payable and Accrued Expense        (162,522)       (193,503)
       Share of Partnership's Net (Income) Loss                        (6,296)        (91,909)
                                                                   ----------      ----------

Total Cash Provided (Used) from Operating Activities                  349,663          28,799
                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Partnership Investment Draws                                   552,302         797,628
       (Increase) in Land and Buildings                               (55,781)       (141,863)
       Investment in Partnerships                                     (78,896)         (3,438)
       (Decrease) Increase in Minority Interest                       (27,550)        (27,550)
       (Decrease) Increase in Mortgage and Notes Payable             (218,487)       (189,129)
       (Increase) Decrease in Mortgage and Notes Receivable            -              295,162
       Investment in Deferred Charges                                (166,528)        (22,881)
                                                                   ----------      ----------

Total Cash Provided (Used) from Investing Activites                     5,060         707,929
                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Cash Distribution to Partners                                  (42,729)       (357,944)
       Mortgage Principal Payments                                   (133,618)       (114,910)
                                                                   ----------      ----------

Total Cash Provided (Used) from Financing Activities                 (176,347)       (472,854)
                                                                   ----------      ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           178,376         263,874

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                          3,186,660       1,306,870
                                                                   ----------      ----------

CASH AND EQUIVALENTS - END OF PERIOD                               $3,365,036      $1,570,744
                                                                   ==========      ==========

                             FIRST WILKOW VENTURE
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998


1.   Financial Statements

     The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

     Reference is made to the Partnership's annual report for the year ended December 31, 1997, for a description of other accounting policies and additional details for the Partnership's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2.   Subsequent Events

     On April 10, 1998, the Partnership made a distribution in the amount of $230,736.60 or $1.35 per unit based on 170,916 units outstanding at March 31, 1998.

     On April 10, 1998, the partnership invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie L.P. which has a 10% interest in Eden Prairie LLC which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota.

     On April 30, 1998, three properties owned by M&J/Retail L.P., Archer & Central, Irving & Kimball, and Melrose & Kimball, had their mortgages refinanced with Criimi Mae, Inc. The principal terms of the three loans are as follows:

                            Date of      Principal      Annual             Amortization
     Property               Refinance    Amount         Interest Rate      Schedule      Maturity
     --------               ---------    ------         -------------      --------      --------
     Archer & Central       4/30/98      $2,350,000     7.40%              30 years      4/30/08
     Irving & Kimball       4/30/98      $1,325,000     7.58%              30 years      4/30/08
     Melrose & Kimball      4/30/98      $  991,000     7.58%              30 years      4/30/08

The existing mortgages for $1,997,870, $1,316,725, $1,135,099, respectively, were paid off resulting in net refinancing proceeds of $54,621.38. By virtue of these refinancings, the aggregate annual debt service will be reduced from $475,464 to $391,101.

                             FIRST WILKOW VENTURE
                                  FORM  10-Q
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                MARCH 31, 1998


Overview

     Reference is made to partnership's annual report for the year ended December 31, 1997 for a discussion of the partnership's business.

     On January 10, 1998, the Partnership made a distribution in the amount of $42,729, or $.25 per unit.

     On April 8, 1998, M&J/Retail L.P. acquired a 64.95% investment in M & J/Clarkfair L.P., which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

     Marketfair North -         a 136,989 square foot shopping center in Clay,
                                New York
     Shops at Clark's Pond -    a 208,325 square foot shopping center in South
                                Portland, Maine

M&J/Retail L.P.'s interest is based on a capital contribution of $315,000 funded as follows:

             As of March 31, 1998                $ 75,000.00
             At the April 8, 1998 closing          84,927.59
             Future funding commitment            155,072.41
                                                 -----------
                 Total initial Capital           $315,000.00
                                                 ===========


In addition to the above cash contributions, M&J/Retail L.P. has posted two letters of credit totaling $500,000. These letters of credit, which expire on March 16, 1999, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair, L.P. has indemnified M&J/Retail L.P. for 10% or $50,000 of these letters of credit. In the event that the letters of credit are drawn, M&J/Retail L.P. will be required to fund $450,000 in lieu of the letters of credit. At that time M&J/Retail L.P.'s interest in M&J/Clarkfair L.P. will increase from 64.95% to 82.74%.

                                   REMARKS


     In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 1998 and 1997.


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



                                FIRST WILKOW VENTURE





                                By:  Marc R. Wilkow
                                     --------------------------------------
                                     Marc R. Wilkow, General Partner and
                                     President of M & J Wilkow, Ltd., its
                                     Managing Agent



DATED: May 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 11, 1998.





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