Form 10-Q
period 1998-06-30
FIRST WILKOW VENTURE
filed 1998-08-12
CIK 37070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________________ to
         ____________________________

                         Commission File No. 0-7798
                                            --------
                      FIRST WILKOW VENTURE
_____________________________________________________________________________

             (Exact name of registrant as specified in its charter)


     ILLINOIS                                      36-6169280
-------------------------------                -------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                 Identification No.)



  180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                60601
----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:   (312) 726-9622
                                                   -----------------------

                                 NOT APPLICABLE
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


            Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
            YES _X_  NO ___

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                              June 30,
                                                                1998         December 31,
                                                            (Unaudited)         1997
                                                            -----------      ------------
                                 ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
Real Estate:

     Land                                                    $ 6,230,711     $ 6,230,711
     Buildings and Improvements                               47,348,777      46,862,244
     Fixtures and Equipment                                      113,105         116,955
                                                             -----------     -----------
            Total                                             53,692,593      53,209,910
     Less-Accumulated Depreciation                            18,661,378      17,955,658
                                                             -----------     -----------
            Net Real Estate                                   35,031,215      35,254,252
Investment in Real Estate Partnerships                         3,559,954       3,642,820
                                                             -----------     -----------
            Total                                             38,591,169      38,897,072
                                                             -----------     -----------
LOANS RECEIVABLE                                                 847,934         849,934
                                                             -----------     -----------
OTHER ASSETS

     Cash                                                        889,254         966,660
     Certificates of Deposit                                   2,740,000       2,220,000
     Receivable                                                  748,526         702,567
     Prepaid Expenses                                              2,120             818
     Deposits                                                  1,060,071         836,567
     Deferred Charges                                          1,349,166         911,756
                                                             -----------     -----------
            Total                                              6,789,137       5,638,368
                                                             -----------     -----------
            TOTAL ASSETS                                     $46,228,240     $45,385,374
                                                             ===========     ===========

                                 LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

     Mortgages Payable                                       $32,388,692     $30,653,730
     Notes Payable                                               454,488         672,975
                                                             -----------     -----------
            Total                                             32,843,180      31,326,705
                                                             -----------     -----------
OTHER LIABILITIES

Accounts Payable and Accrued Expenses                             63,970          69,092
Accrued Property Taxes                                         2,504,134       2,378,995
Deferred State Income Taxes                                      200,000         200,000
Security Deposits and Prepaid Rent                               474,017         539,698
Accrued Interest                                                  63,741          72,847
                                                             -----------     -----------
Total                                                          3,305,862       3,260,632
                                                             -----------     -----------
MINORITY INTEREST                                              1,621,657       1,685,777
                                                             -----------     -----------
PARTNERS' CAPITAL  (170,916 units authorized and issued)       8,457,541       9,112,260
                                                             -----------     -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $46,228,240     $45,385,374
                                                             ===========     ===========

Note: Balance Sheet at 12/31/97 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                     Three Months                    Six Months
                                                     Ended June 30,                  Ended June 30,
                                              -------------------------        -------------------------
                                                   1998         1997              1998         1997
                                              -------------  ----------        ----------   ----------
REVENUES

    Rental Income                              $  2,456,113  $2,158,689        $4,885,554   $4,563,206
    Interest Income                                  65,697      54,966           141,945       99,716
    Other Income                                          0      17,998                 0       36,043
                                               ------------  ----------        ----------   ----------
                                                  2,521,810   2,231,653         5,027,499    4,698,965
                                               ------------  ----------        ----------   ----------
PARTNERSHIP INVESTMENTS' INCOME (LOSS)

    Share of Net Income (Loss)                        5,652     489,627            11,948      581,536
                                               ------------  ----------        ----------   ----------
                                                      5,652     489,627            11,948      581,536
                                               ------------  ----------        ----------   ----------
EXPENSES

    Operating Expenses                              617,852     623,640         1,213,753    1,382,032
    Real Estate Taxes                               614,163     553,649         1,249,402    1,207,621
    Depreciation and Amortization                   457,318     434,591           898,510      871,164
    Interest Expense                                689,594     673,119         1,328,476    1,370,775
    General and Administrative                      177,206     188,904           282,828      305,850
                                               ------------  ----------        ----------   ----------
                                                  2,556,133   2,473,903         4,972,969    5,137,442
                                               ------------  ----------        ----------   ----------
INCOME (LOSS) BEFORE
    MINORITY INTEREST
    AND TAXES                                       (28,671)    247,377            66,478      143,059

MINORITY INTEREST IN
    SUBSIDIARIES NET  INCOME/LOSS                     6,402      20,335           (46,080)       3,003

PROVISION FOR STATE
    INCOME TAXES                                          0           0                 0            0
                                               ------------  ----------        ----------   ----------

NET INCOME (LOSS)                                  ($22,269) $  267,712        $   20,398   $  146,062
                                               ============  ==========        ==========   ==========


UNITS USED TO COMPUTE PER UNIT AMOUNTS              170,916     178,972           170,916      178,972


NET INCOME (LOSS)/PER UNIT                           ($0.13) $     1.50        $     0.12   $     0.82
                                               ============= ==========        ==========   ==========

DISTRIBUTION PER UNIT                          $       3.70  $     0.25        $     3.95   $     2.25
                                               ============  ==========        ==========   ==========



NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                    $   20,398        $  146,062

Non Cash Items Included in Net Income

       Minority Interest in Subsidiaries Net Income/Loss                 46,080            (3,003)
       Depreciation and Amortization                                    898,510           871,164
       Amortization of Debt Forgiveness Income                          (35,676)          (36,043)
       (Decrease) Increase in Net Payable and Accrued Expe             (225,532)           85,811
       Share of Partnership's Net (Income) Loss                         (11,948)         (581,535)
                                                                     -----------       -----------

Total Cash Provided (Used) from Operating Activities                    691,832           482,456
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

       Partnership Investment Draws                                     602,894         1,994,476
       (Increase) in Land and Buildings                                (491,634)         (193,666)
       Investment in Partnerships                                      (508,081)           (3,438)
       (Decrease) Increase in Minority Interest                        (110,200)          (55,100)
       (Decrease) Increase in Mortgage and Notes Payable              8,947,513          (205,768)
       (Increase) Decrease in Mortgage and Notes Receivable               2,000           298,161
       Investment in Deferred Charges                                  (621,248)         (125,032)
                                                                     -----------       -----------

Total Cash Provided (Used) from Investing Activities                   7,821,244         1,709,633
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

       Cash Distribution to Partners                                   (675,118)         (402,687)
       Mortgage Principal Payments                                   (7,395,362)         (236,167)
                                                                     -----------       -----------

Total Cash Provided (Used) from Financing Activities                 (8,070,480)         (638,854)
                                                                     -----------       -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             442,596         1,553,235


CASH AND EQUIVALENTS - BEGINNING OF PERIOD                            3,186,660         1,306,870
                                                                     ----------        ----------

CASH AND EQUIVALENTS - END OF PERIOD                                 $3,629,256        $2,860,105
                                                                     ==========        ==========

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                   ------------------------------------------



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

2.   Subsequent Events

     On July 6, 1998, the property owned by the Partnership at 23 East Flager Street in Miami, Florida was sold to G.S Holding Company of South Florida for net proceeds of $1,724,862.68.

     On July 8, 1998, a property owned by M&J/Retail L.P., the Harlem & North shopping center in Oak Park, Illinois, was refinanced with Criimi Mae, Inc. The principal amount of the new loan is $2,550,000 bearing interest at an annual rate of 7.27%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on July 1, 2008. The existing mortgage loan of $2,104,641 was paid off resulting in net refinancing proceeds of $440,500.

     On July 30, 1998, a property owned by the Partnership at 180 North Michigan Avenue, Chicago, Illinois was refinanced with Column Financial. The principal amount of the new loan is $7,300,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on September 1, 2008. The existing mortgage loan of $6,733,888 was paid off resulting in net refinancing proceeds of approximately $400,000.

                              FIRST WILKOW VENTURE
                                   FORM  10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 JUNE 30, 1998


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

     Marketfair North -      a 136,989 square foot shopping center in Clay, New
                             York
     Shops at Clark's Pond - a 208,325 square foot shopping center in South
                             Portland, Maine

M&J/Retail L.P.'s interest is based on a capital contribution of $315,000 funded as follows:
            As of March 31, 1998                             $  75,000.00
            At the April 8, 1998 closing                        84,927.59
            May 13, 1998 funding                               155,072.41
                                                             -------------
           Total initial Capital                             $ 315,000.00
                                                             =============


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

     On April 10, 1998, the Partnership made a distribution in the amount of $230,736.60 or $1.35 per unit.

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

     On April 30, 1998, three properties owned by M&J/Retail L.P., Archer & Central, Irving & Kimball, and Melrose & Kimball, had their mortgages refinanced with Criimi Mae, Inc. The principal terms of the three loans are as follows:


                      Date of      Principal      Annual         Amortization
   Property           Refinance    Amount      Interest Rate       Schedule      Maturity
   ------------       -----------  ----------  -------------  -----------------  --------
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

     On May 22, 1998, the Partnership contributed capital to Arlington LLC for $125,175. On July 8, an additional $375,179 was contributed for a total of $500,354.

     On June 8, 1998, a property owned by the Partnership, Naperville Office Court in Naperville, Illinois, was refinanced with Column Financial. The principal amount of the new loan is $4,500,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on August 1, 2008. The existing mortgage loan of $2,690,185 was paid off resulting in net refinancing proceeds of $1,642,123.

     On June 26, 1998, the Partnership made a distribution in the amount of $401,652.60, or $2.35 per unit.

Year 2000 Issue

     The Partnership is working to resolve the potential impact of the year 2000 on the ability of the Partnership=s computerized information systems to accurately process information that may be date-sensitive. Any of the Partnership's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in error or system failures. The Partnership utilizes a number of computer programs across its entire operation. The Partnership has not completed its assessment, but currently believes that costs of addressing this will not have a material adverse impact on the Partnership=s financial position. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. The Partnership is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Partnership's operations.

                                    REMARKS


     In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 1998 and 1997.


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



                                    FIRST WILKOW VENTURE




                                    By: Marc R. Wilkow
                                        -----------------------------------
                                        Marc R. Wilkow, General Partner and
                                        President of M & J Wilkow, Ltd., its
                                        Managing Agent


DATED: August 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 11, 1998





                                        Clifton J. Wilkow
                                        --------------------------------------
                                        Clifton J. Wilkow, General Partner and
                                        Executive Vice President of
                                        M & J Wilkow, Ltd.



                                        Thomas Harrigan
                                        -------------------------------------
                                        Thomas Harrigan, Vice President of
                                        M & J Wilkow, Ltd.