Form 10-Q
period 1998-09-30
FIRST WILKOW VENTURE
filed 1998-11-12
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________to ___________________

                           Commission File No. 0-7798
                                               --------
                              FIRST WILKOW VENTURE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            ILLINOIS                                      36-6169280
--------------------------------                ----------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                      Identification No.)


180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                60601
--------------------------------------------    ----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:      (312) 726-9622
                                                    -------------------------

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
          YES X     NO
             ----      ----

                         FIRST WILKOW VENTURE
                        (A LIMITED PARTNERSHIP)
                      CONSOLIDATED BALANCE SHEET


                                                             September 30,
                                                                 1998          December 31,
                                                              (Unaudited)          1997
                                                            ----------------   --------------

                                      ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:

           Land                                                 $ 5,998,791   $ 6,230,711
           Buildings and Improvements                            46,824,785    46,862,244
           Fixtures and Equipment                                   113,105       116,955
                                                                -----------   -----------
                       Total                                     52,936,681    53,209,910
           Less-Accumulated Depreciation                         18,322,999    17,955,658
                                                                -----------   -----------
                       Net Real Estate                           34,613,682    35,254,252
Investment in Real Estate Partnerships                            3,450,639     3,642,820
                                                                -----------   -----------
                       Total                                     38,064,321    38,897,072
                                                                -----------   -----------

LOANS RECEIVABLE                                                  1,675,705       849,934
                                                                -----------   -----------

OTHER ASSETS

           Cash                                                     434,437       966,660
           Certificates of Deposit                                5,355,000     2,220,000
           Receivable                                               534,074       702,567
           Prepaid Expenses                                           2,978           818
           Deposits                                               1,456,898       836,567
           Deferred Charges                                       1,368,964       911,756
                                                                -----------   -----------
                       Total                                      9,152,351     5,638,368
                                                                -----------   -----------

                       TOTAL ASSETS                             $48,892,377   $45,385,374
                                                                ===========   ===========

                                    LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

           Mortgages Payable                                    $33,237,087   $30,653,730
           Notes Payable                                            454,488       672,975
                                                                -----------   -----------
                       Total                                     33,691,575    31,326,705
                                                                -----------   -----------

OTHER LIABILITIES

           Accounts Payable and Accrued Expenses                     52,256        69,092
           Accrued Property Taxes                                 2,761,910     2,378,995
           Deferred State Income Taxes                              200,000       200,000
           Security Deposits and Prepaid Rent                       459,119       539,698
           Accrued Interest                                          73,623        72,847
                                                                -----------   -----------
                       Total                                      3,546,908     3,260,632
                                                                -----------   -----------

MINORITY INTEREST                                                 1,565,136     1,685,777
                                                                -----------   -----------

PARTNERS' CAPITAL  (170,916 units authorized and issued)         10,088,758     9,112,260
                                                                -----------   -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL              $48,892,377   $45,385,374
                                                                ===========   ===========

Note: Balance Sheet at 12/31/97 has been taken from the audited financial statements at that date.

                         FIRST WILKOW VENTURE
                 CONSOLIDATED STATEMENT OF OPERATIONS
        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)



                                              Three Months                Nine Months
                                           Ended September 30,         Ended September 30,
                                      ---------------------------- -------------------------
                                           1998          1997          1998         1997
                                      -------------  ------------- ------------ ------------

REVENUES

         Rental Income                   $2,401,336   $2,474,001   $7,286,889   $7,037,207
         Interest Income                    103,388       63,050      245,332      162,766
         Other Income                     1,363,791       17,953    1,363,791       53,996
                                         ----------   ----------   ----------   ----------
                                          3,868,515    2,555,004    8,896,012    7,253,969
                                         ----------   ----------   ----------   ----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

         Share of Net Income (Loss)          29,693      501,443       41,640    1,082,979
                                         ----------   ----------   ----------   ----------
                                             29,693      501,443       41,640    1,082,979
                                         ----------   ----------   ----------   ----------

EXPENSES

         Operating Expenses                 699,952      638,097    1,913,705    2,020,129
         Real Estate Taxes                  466,468      636,179    1,715,870    1,843,800
         Depreciation and Amortization      492,223      433,363    1,390,733    1,304,527
         Interest Expense                   469,229      675,539    1,797,704    2,046,314
         General and Administrative         195,637      127,958      478,465      433,808
                                         ----------   ----------   ----------   ----------
                                          2,323,509    2,511,136    7,296,477    7,648,578
                                         ----------   ----------   ----------   ----------

INCOME (LOSS) BEFORE
         MINORITY INTEREST
         AND TAXES                        1,574,699      545,311    1,641,175      688,370

MINORITY INTEREST IN
         SUBSIDIARIES NET INCOME/LOSS        56,520      (60,489)      10,440      (57,486)

PROVISION FOR STATE INCOME TAXES                  0            0            0            0
                                         ----------   ----------   ----------   ----------


NET INCOME (LOSS)                        $1,631,219   $  484,822   $1,651,615   $  630,884
                                         ==========   ==========   ==========   ==========


UNITS USED TO COMPUTE PER UNIT AMOUNTS      170,916      178,972      170,916      178,972

NET INCOME (LOSS)/PER UNIT               $     9.54   $     2.71   $     9.66   $     3.53
                                         ==========   ==========   ==========   ==========

DISTRIBUTION PER UNIT                    $     0.00   $     0.25   $     3.95   $     2.50
                                         ==========   ==========   ==========   ==========

NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                         FIRST WILKOW VENTURE
                 CONSOLIDATED STATEMENT OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)


                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                           1998             1997
                                                                      -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                      $  1,651,615    $    630,884

Non Cash Items Included in Net Income

              Minority Interest in Subsidiaries Net Income/Loss             (10,440)         57,486
              Depreciation and Amortization                               1,390,733       1,304,528
              Amortization of Debt Forgiveness Income                      (257,436)        (53,996)
              Net (gain) loss on disposal of land, building and          (1,827,048)           --
              improvements
              (Decrease) Increase in Net Payable and Accrued Expense       (167,721)       (169,570)
              Share of Partnership's Net (Income) Loss                      (41,640)     (1,082,979)
                                                                       ------------    ------------

Total Cash Provided (Used) from Operating Activities                        738,063         686,353
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                  677,528         293,956
              Partnership Investment Sale Proceeds                             --         2,333,956
              Cash Proceeds from Sale of Real Estate                      1,827,048            --
              (Increase) in Land and Buildings                             (431,482)       (710,709)
              Investment in Partnerships                                   (443,707)        (73,438)
              (Decrease) Increase in Minority Interest                     (110,200)        (82,650)
              (Decrease) Increase in Mortgage and Notes                    (218,487)       (247,893)
              Payable
              (Increase) Decrease in Mortgage and Notes                    (825,771)        303,161
              Receivable
              Investment in Deferred Charges                               (775,890)       (197,902)
                                                                       ------------    ------------

Total Cash Provided (Used) from Investing Activites                        (300,961)      1,618,481
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                                (675,118)       (447,430)
              Proceeds from Mortgage Financing                           21,806,000            --
              Mortgage Principal Payments                               (18,965,207)       (358,581)
                                                                       ------------    ------------

Total Cash Provided (Used) from Financing Activities                      2,165,675        (806,011)
                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               2,602,777       1,498,823

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                3,186,660       1,306,870
                                                                       ------------    ------------

CASH AND EQUIVALENTS - END OF PERIOD                                   $  5,789,437    $  2,805,693
                                                                       ============    ============

                         FIRST WILKOW VENTURE
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998




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

2.       Subsequent Events

         On October 8, 1998, the Partnership made an additional loan of $20,626 to Arlington LLC.

         On October 10, 1998, the Partnership paid off a loan payable to a general partner and certain limited partners in the principal amount of $410,000 and $8,784 in accrued interest.

         On October 10, 1998, the Partnership made a distribution in the amount of $59,821, or $.35 per unit.

                         FIRST WILKOW VENTURE
                               FORM 10-Q
                  MANAGEMENT DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                          SEPTEMBER 30, 1998


 Overview

         Reference is made to Partnership's annual report for the year ended December 31, 1997 for a discussion of the Partnership's business.

         On January 10, 1998, the Partnership made a distribution in the amount of $42,729, or $.25 per unit.

         On April 8, 1998, M&J/Retail Limited Partnership acquired a 64.95% investment in M & J/Clarkfair L.P., which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

   Marketfair North -           a 136,989 square foot shopping center in
                                Clay, New York
   Shops at Clark's Pond -      a 208,325 square foot shopping center in
                                South Portland, Maine

M&J/Retail Limited Partnership's interest is based on a capital contribution of $315,000 funded as follows:
                As of March 31, 1998                 $ 75,000.00
                At the April 8, 1998 closing           84,927.59
                May 13, 1998 funding                  155,072.41
                                                     -----------
                          Total initial Capital      $315,000.00
                                                     ===========

In addition to the above cash contributions, M&J/Retail Limited Partnership has posted two letters of credit totaling $500,000. These letters of credit, which expire on March 16, 1999, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair, L.P. has indemnified M&J/Retail Limited Partnership for 10% or $50,000 of these letters of credit. In the event that the letters of credit are drawn, M&J/Retail Limited Partnership will be required to fund $450,000 in lieu of the letters of credit. At that time M&J/Retail Limited Partnership's interest in M&J/Clarkfair L.P. will increase from 64.95% to 82.74%.

         On April 10, 1998, the Partnership made a distribution in the amount of $230,737 or $1.35 per unit.

         On April 10, 1998, the Partnership invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie L.P. which has a 10% interest in Eden Prairie LLC which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota.

         On April 30, 1998, three properties owned by M&J/Retail Limited Partnership, Archer & Central, Irving & Kimball, and Melrose & Kimball, had their mortgages refinanced with Criimi Mae, Inc. The principal terms of the three loans are as follows:

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

The existing mortgages in the amounts of $1,997,870, $1,316,725, and $1,135,099, respectively, were paid off resulting in net refinancing proceeds of $54,621.38. By virtue of these refinancings, the aggregate annual debt service will be reduced from $475,464 to $391,101.

         On May 22, 1998, the Partnership made a loan of $125,175 to Arlington LLC. On July 8, 1998, August 11, 1998, and September 1, 1998, loans in the amount of $375,179, $14,800, and $314,649 respectively were made for a total loan receivable of $829,803. The loan proceeds were used to facilitate the purchase of contiguous land parcels adjacent to a shopping center in Arlington Heights, Illinois. Once the required land is assembled, the shopping center will be expanded and re-developed, and the Partnership's loan will be converted to an equity position.

         On June 8, 1998, a property owned by the Partnership, Naperville Office Court in Naperville, Illinois, was refinanced with Column Financial. The principal amount of the new first mortgage loan is $4,500,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on August 1, 2008. The existing mortgage loan of $2,690,185 was paid off resulting in net refinancing proceeds of $1,642,123.

         On June 26, 1998, the Partnership made a distribution in the amount of $401,653, or $2.35 per unit.

         On July 6, 1998, the property owned by the Partnership at 23 East Flagler Street in Miami, Florida was sold to G.S. Holding Company of South Florida for net cash proceeds of $1,827,048 resulting in a gain on sale of $1,363,791, classified as Other Income on the Consolidated Statement of Operations.

         On July 8, 1998, a property owned by M&J/Retail Limited Partnership, the Harlem & North shopping center in Oak Park, Illinois, was refinanced with Criimi Mae, Inc. The principal amount of the new first mortgage loan is $2,550,000 bearing interest at an annual rate of 7.27%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on July 1, 2008. The existing mortgage loan of $2,104,641 was paid off resulting in net refinancing proceeds of $440,500.

         On July 30, 1998, a property owned by the Partnership at 180 North Michigan Avenue, Chicago, Illinois was refinanced with Column Financial. The principal amount of the new first mortgage loan is $7,300,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on September 1, 2008. The existing mortgage loan of $6,733,888 was paid off resulting in net refinancing proceeds of approximately $400,000.

         On September 8, 1998, a property owned by M&J/Retail Limited Partnership, Oak Lawn Promenade shopping center in Oak Lawn, Illinois, was refinanced with WMF Huntoon Paige Associates Ltd. The principal of the new first mortgage loan is $2,790,000 bearing interest at an annual rate of 7.25%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on October 1, 2008. The existing mortgage loan of $2,542,752 was paid off resulting in net refinancing proceeds of $31,675.

Year 2000 Issue

         The Partnership is working to resolve the potential impact of the year 2000 on the ability of the Partnership's computerized information systems to accurately process information that may be date-sensitive. Any of the Partnership's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in error or system failures. The Partnership utilizes a number of computer programs across its entire operation. The Partnership has not completed its assessment, but currently believes that costs of addressing this will not have a material adverse impact on the Partnership's financial position. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. The Partnership is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Partnership's operations.

                                REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 1998 and 1997.


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



                              FIRST WILKOW VENTURE




                              By:  Marc R. Wilkow
                                   ------------------------------------
                                   Marc R. Wilkow, General Partner and
                                   President of M & J Wilkow, Ltd., its
                                   Managing Agent


DATED: November 10, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 1998





                                    Clifton J. Wilkow
                                    --------------------------------------
                                    Clifton J. Wilkow, General Partner and
                                    Executive Vice President of
                                    M & J Wilkow, Ltd.



                                    Thomas Harrigan
                                    --------------------------------------
                                    Thomas Harrigan, Vice President of
                                    M & J Wilkow, Ltd.