Form 10-K
period 1998-12-31
FIRST WILKOW VENTURE
filed 1999-03-25
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934

           For the year ended December 31, 1998

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

           For the transition period from ________ to _______ .

                          Commission File Number 0-7798

               FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

      Illinois                                                 36-6169280
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

               Units of Partnership Interest, Exchange Value $100
               --------------------------------------------------
                                (Title of Class)


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

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

               First Wilkow Venture (the "Registrant") is a limited partnership composed of 409 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

               All of the above entities, including the Registrant, have their principal offices at 180 North Michigan Avenue in Chicago, Illinois 60601. M&J Wilkow, Ltd. and its affiliated companies have a combined administrative staff of 43 and ancillary clerical, office and maintenance staff of approximately 117.

               The Registrant employs approximately five people who are management and maintenance personnel in connection with the operation of certain wholly owned properties.

DESCRIPTION OF BUSINESS

               The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 1998, there are 31 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and undeveloped land. Twenty-six of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: two are residential projects; fifteen are shopping centers; six are office buildings; one is a real estate investment trust; one is undeveloped land; and one is a hotel.

               The remaining five properties are owned and operated by the Registrant. Two are office buildings, and three are shopping centers.

CHANGES IN PROPERTIES

               During the calendar year ended December 31, 1998, certain of the property investments held by the Registrant underwent the changes described below:

   (a) Purchases:

          On April 8, 1998, the Registrant invested $415,000 in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

               Marketfair North        - a 136,989 square foot shopping center
                                         in Clay, New York
               Shops at Clark's Pond   - a 208,325 square foot shopping center
                                         in South Portland, Maine

          On April 10, 1998, the Registrant invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota.

   (b) Sales:

          On July 6, 1998, the property owned by the Registrant at 23 East Flagler Street in Miami, Florida, was sold to G.S. Holding Company of South Florida for net cash proceeds of $1,827,048, resulting in a gain on sale of $1,363,791, classified as other income on the consolidated statement of operations.

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

ITEM 2 - PROPERTIES

      The Registrant has an ownership interest in the following properties as of December 31, 1998:

PROPERTIES INVOLVING NET LEASES

   23 EAST FLAGLER, MIAMI, FLORIDA

      The property is a three-story commercial building located in downtown Miami, Florida. On July 6, 1998, the property was sold to G.S. Holding Company of South Florida for net cash proceeds of $1,827,048, resulting in a gain on sale of $1,363,791, classified as other income on the consolidated statement of operations.

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

      The property was sold on February 25, 1999. The Registrant will not receive any proceeds since the outstanding indebtedness on the property is in excess of the sales price.

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

      On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership at December 31, 1998.

   ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

      In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $471,682 have been funded to cover the Registrant's pro rata share of the costs of carrying the property and paying off the mortgage loan in full. Net cash flow and residual proceeds are required to be distributed in accordance with the partners' respective interests.

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

      On January 6, 1999, a repayment of the first mortgage occurred. The payment of the outstanding balance of $1,902,315 along with a prepayment premium of $19,023 and contingent interest of $611,855 was facilitated by a $2,585,875 capital call to the partners. The Registrant's share of that capital call was $359,625.

   M&J/GROVE LIMITED PARTNERSHIP (THE GROVE OFFICE PARK)

      The Grove Office Park consists of three two-story office buildings lying on six acres of land located in Wheaton, Illinois. The complex contains 105,454 square feet of prime office space with parking available for 343 cars.

      Through December 31, 1995, the Registrant had invested a total of $931,000 to acquire 981 limited partnership units (a 23.08% interest) in M&J/Grove Limited Partnership ("M&J/Grove"), the partnership that was formed to acquire the subject property. In addition, the Registrant owns seven units (a 3.02% interest) in Wilkow/Grove Partners Limited Partnership, which has a 5.87% interest in M&J/Grove. As a Class A Limited Partner, the Registrant is entitled to an 8% cumulative priority claim.

      On July 1, 1996, the Registrant invested an additional $98,100 in M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in the investment to 28.03%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available net proceeds pro rata. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A limited guaranty of $1,562,500 was made by third parties on behalf of M&J/Grove. The Registrant guaranteed $520,833, an amount which approximates its ownership interest in M&J/Grove, exclusive of subordinated equity interests which have no value. The property is also encumbered by unsecured debentures of $1,000,000, which mature on May 1, 2001, and bear interest at 9% per annum, payable quarterly.

   L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

      The Registrant holds a 74.69% interest in L-C Office Partnership IV, which, through two investment partnerships, has a 53.9% effective interest in M&J/Dover Limited Partnership, which owns Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located on a hilly, landscaped setting in North Royalton, Ohio. Each apartment has a washer and dryer, as well as either a patio or terrace. Many apartments also include fireplaces, dens and lofts. In terms of common areas, the complex includes a clubhouse, pool and deck area, Jacuzzi and racquetball court.

      In addition, the Registrant owns limited partnership interests in the partnerships scheduled below whose sole asset is an interest in Lake Cook Office Development Building IV Limited Partnership, one of the investment partnerships referred to above. The following is a recap of these interests:



                                                    Owned by                     Ownership in
                                                    Registrant             Lake Cook Development
                                             ------------------------      ---------------------
        Partnership                          # of Units    % Interest           % Interest
        -----------                          ----------    ----------           ----------
        544 Arizona Associates                  61          13.034%                .384%

        Fifth Arizona Associates                 3            .667                 .154

        Fifth Orlando Associates                83          11.690                 .243

        First Orlando Associates                50          10.000                 .157

        Monterey Village Associates             45           5.625                 .598

        Seventh M&J Associates                  35           8.274                 .226

        TOP Investors Limited Partnership       95          95.000                 .688


        222 FEE ASSOCIATES


      The Registrant owns a 3.18% interest (58 units) in 222 Fee Associates, which holds multiple partnership and debenture investments.

   5601 N. SHERIDAN ASSOCIATES

      The Registrant owns a 13.04% interest (36 units) in 5601 N. Sheridan Associates, which holds partnership interests in XXI Office Plaza Associates and M&J/Crossroads Limited Partnership (see Page 11, "M&J/Retail Limited Partnership") and an investment in Tango Bay Suites (see Page 11) debentures.

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

      The property was acquired with a three-year first mortgage of $4,550,000 bearing interest at 8.5% per annum. In October 1998, the principal amount of proceeds available under the loan was increased by $450,000. As of December 31, 1998, the principal amount of the loan outstanding was $4,834,000.

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

   M&J/EDEN PRAIRIE LIMITED PARTNERSHIP

      On April 10, 1998, the Registrant invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota.

      The property was acquired with a $6,950,000 mortgage bearing interest at 7.2% per annum. The term of the loan is ten years.

PROPERTIES INVOLVING PROMISSORY NOTES

   TANGO BAY SUITES, ORLANDO, FLORIDA

      At December 31, 1998, the Registrant has a loan receivable in the principal amount of $731,124 from Tango Bay Suites, a 158-unit all-suites hotel located on Westwood Drive in Orlando, Florida.

PROPERTIES OWNED AND OPERATED BY REGISTRANT OR CONSOLIDATED SUBSIDIARIES

   180 NORTH MICHIGAN, CHICAGO, ILLINOIS

      The leasehold estate to this commercial office building on Chicago's prestigious Michigan Avenue was acquired in 1968 at a price of $6,550,000, of which $5,250,000 comprised mortgage financing. The property was constructed in 1926 and completely renovated in 1967 at a cost in excess of $3,000,000, which included changeover to fully automatic passenger elevators, redesigned interiors and a marble exterior facade. In 1973, the Registrant acquired the fee simple estate of 18,649 square feet of land for $1,600,000. In November 1986, the leasehold and fee simple estates were merged and the property was refinanced.

      In July 1998, the property was refinanced. The property is encumbered with a first mortgage loan of $7,300,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on September 1, 2008.

   M&J/RETAIL LIMITED PARTNERSHIP (TEN STRIP SHOPPING CENTERS)

      The Registrant originally invested a total of $3,995,000 to obtain a 56.97% interest in M&J/Retail Limited Partnership ("M&J/Retail"). The Registrant also owns three limited partnership units (.75% interest) in Wilkow/Retail Partners Limited Partnership, which has a 5.63% interest in M&J/Retail. On July 1, 1995, the Registrant sold 300 Class A units of M&J/Retail for a total of $314,800, resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

      On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing $1,112,677 of initial capital. Additional contributions through December 31, 1998, of $116,837 increased the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia.

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

      In 1998, M&J/Retail invested $415,000 to acquire a 64.95% investment in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

               Marketfair North       - a 136,989 square foot shopping center in
                                        Clay, New York

               Shops at Clark's Pond  - a 208,325 square foot shopping center in
                                        South Portland, Maine

      In addition to the above cash contributions, M&J/Retail has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 16, 1999, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair Limited Partnership has indemnified M&J/Retail for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M&J/Retail will be required to fund $450,000 of the obligation. At that time, M&J/Retail's interest in M&J/Clarkfair Limited Partnership will increase from 64.95% to 82.74%.

      On April 30, 1998, three properties owned by M&J/Retail (Archer - Central, Irving - Kimball and Melrose - Kimball) had their mortgages refinanced. The principal terms of the three loans are as follows:


                                        Principal         Annual       Amortization
     Property                            Amount        Interest Rate     Schedule       Maturity
     ----------------                 -----------      -------------   ------------     -------
     Archer - Central                 $ 2,350,000         7.40%        30 years         4/30/08
     Irving - Kimball                   1,325,000         7.58         30 years         4/30/08
     Melrose - Kimball                    991,000         7.58         30 years         4/30/08


The existing mortgages in the amounts of $1,997,870, $1,316,725 and $1,135,099, respectively, were paid off, resulting in net refinancing proceeds of $54,621. By virtue of these refinancings, the aggregate annual debt service will be reduced from $475,464 to $391,101.

      On July 8, 1998, a property owned by M&J/Retail, the Harlem & North shopping center in Oak Park, Illinois, was refinanced. The principal amount of the new first mortgage loan is $2,550,000 bearing interest at an annual rate of 7.27%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on July 1, 2008. The existing mortgage loan of $2,104,641 was paid off, resulting in net refinancing proceeds of $440,500.

      On September 8, 1998, a property owned by M&J/Retail, Oak Lawn Promenade shopping centerin Oak Lawn, Illinois, was refinanced. The principal of the new first mortgage loan is $2,790,000 bearing interest at an annual rate of 7.25%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on October 1, 2008. The existing mortgage loan of $2,542,752 was paid off, resulting in net refinancing proceeds of $31,675.

        A summary of the properties in which M&J/Retail owns a majority interest is as follows:


                             Net             Area
                           Rentable          Land             First       Interest      Mortgage
Property                 (Square Feet)      (Acres)        Mortgage         Rate        Maturity
--------                 -------------      -------       -----------     --------      --------
Harlem & North              22,775            1.00        $ 2,550,000        7.27%      07/01/08
Diversey & Sheffield        16,500             .75          2,000,000       7.875%      04/01/99
Oak Lawn Promenade          32,576            1.95          2,790,000        7.25%      10/01/08
Oak Lawn Square              9,746             .67            890,000        8.25%      04/01/99
Broadway-Berwyn             33,385            1.44          2,750,000        8.20%      07/31/00
Irving-Kimball              14,062             .55          1,325,000        7.58%      04/30/08
Melrose-Kimball              9,653             .36            991,000        7.58%      04/30/08
Archer-Central              29,426            1.49          2,350,000        7.40%      04/30/08
Evergreen Commons            8,981             .41            530,000        8.25%      05/01/99
111th & Western              9,620             .36            618,000        8.25%      05/01/99
                           -------          ------        -----------

                           186,724            8.98        $16,794,000
                           =======          ======        ===========


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

      On April 6, 1988, the Registrant procured a $3,000,000 first mortgage loan on the property which bears interest at the rate of 9.75% per annum and was due in May 1998. During 1993, the Registrant exercised an option to adjust the interest rate to 8.875%.

      On June 8, 1998, the property was refinanced. The principal amount of the new first mortgage loan is $4,500,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on August 1, 2008. The existing mortgage loan of $2,690,185 was paid off, resulting in net refinancing proceeds of $1,642,123.

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

      The project is subject to a $2,268,444 first mortgage loan with interest at 9.65% per annum and is due in April 2002.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5 -   MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY
           HOLDER MATTERS


      The number of holders of record of equity securities of the Registrant as of December 31, 1998, was approximately:


            Title of Class                          Number of Record Holders
            --------------                          ------------------------
            Unit of Limited Partnership Interest           409


      The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA


                                                   December 31,
                             -----------------------------------------------
                               1998          1997        1996         1995
                             --------     ---------    --------    ---------

OPERATING RESULTS

(IN THOUSANDS)

Total Revenue                $ 11,420     $  9,516     $ 9,874     $ 12,135

Net Income (Loss)*           $  1,920     $  1,136     $   (99)    $ (2,327)



PARTNERSHIP UNIT DATA

(PER PARTNERSHIP UNIT)

Net Income (Loss):

   General Partner*          $  11.23     $   6.42    $   (.55)    $ (13.00)

   Limited Partner*             11.23         6.42        (.55)      (13.00)

Cash Distributions Paid:

   General Partner           $   4.30     $   2.75    $   --       $   --

   Limited Partner               4.30         2.75        --           --


      * Includes gain (loss) on sale of real estate properties


                                                       December 31,
                                  ---------------------------------------------
                                    1998       1997         1996         1995
                                  --------   ---------    --------    ---------
FINANCIAL POSITION DATA

Total Assets (In thousands)       $ 48,781   $  45,385    $ 45,595    $ 55,075

Net Book Value Per Unit           $  60.25   $   53.31    $  49.12    $  49.67


ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

For the year ended December 31, 1998, income from partnerships was $518,297 compared to $1,823,711 for the comparative period of 1997. The decrease in 1998 is primarily due to the gain on the sale of Duke Realty Limited Partnership units and the income generated by the Northlake Tower Limited Partnership refinancing. Both events occurred in 1997.

For the year ended December 31, 1998, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:


                                        Advances      Collections      Write-offs      Total Loan
                                       Year Ended     Year Ended       Year Ended      Balance at
                                      December 31,    December 31,    December 31,     December 31,
                                         1998           1998             1998             1998
                                      ------------    ------------    ------------    -------------
   Arlington LLC                       $1,001,118       $   -           $   -          $ 1,001,118
   Northlake Tower Corporation              -               4,033           -                 -



On January 10, 1998, the Registrant made a distribution in the amount of $42,729, or $.25 per unit.

On April 8, 1998, M&J/Retail Limited Partnership acquired a 64.95% investment in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:



           Marketfair North       -   a 136,989 square foot shopping center in
                                      Clay, New York

           Shops at Clark's Pond  -   a 208,325 square foot shopping center in
                                      South Portland, Maine

M&J/Retail Limited Partnership's interest is based on a capital contribution of $415,000 funded as


                    As of March 31, 1998                        $   75,000
                    At the April 8, 1998, closing                   84,928
                    May 13, 1998, funding                          155,072
                    November 24, 1998, funding                     100,000
                                                                ----------
                         Total Initial Capital                  $  415,000
                                                                ==========


In addition to the above cash contributions, M&J/Retail Limited Partnership has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 16, 1999, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair Limited Partnership has indemnified M&J/Retail Limited Partnership for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M&J/Retail Limited Partnership will be required to fund $450,000 of the obligation. At that time, M&J/Retail Limited Partnership's interest in M&J/Clarkfair Limited Partnership will increase from 64.95% to 82.74%.

On April 10, 1998, the Registrant made a distribution in the amount of $230,737, or $1.35 per unit.

On April 10, 1998, the Registrant invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota.

On April 30, 1998, three properties owned by M&J/Retail Limited Partnership (Archer - Central, Irving - Kimball and Melrose - Kimball) had their mortgages refinanced. The principal terms of the three loans are as follows:


                                            Principal       Annual         Amortization
      Property                               Amount      Interest Rate        Schedule    Maturity
      --------                              ---------    -------------     ------------   --------
   Archer - Central                         $ 2,350,000       7.40%         30 years      4/30/08
   Irving - Kimball                           1,325,000       7.58          30 years      4/30/08
   Melrose - Kimball                            991,000       7.58          30 years      4/30/08


The existing mortgages in the amounts of $1,997,870, $1,316,725 and $1,135,099, respectively, were paid off, resulting in net refinancing proceeds of $54,621. By virtue of these refinancings, the aggregate annual debt service will be reduced from $475,464 to $391,488.

On May 22, 1998, the Registrant made a loan of $125,175 to Arlington LLC. On July 8, 1998, August 11, 1998, September 1, 1998, October 8, 1998, and December 21, 1998, loans in the amount of $375,179, $14,800, $314,650, $20,626 and
$150,688, respectively, were made, for a total loan receivable of $1,001,118. The loan proceeds were used to facilitate the purchase of contiguous land parcels adjacent to a shopping center in Arlington Heights, Illinois. Once the required land is assembled, the shopping center will be expanded and redeveloped, and the Registrant's loan will be converted to an equity position.

On June 8, 1998, a property owned by the Registrant, Naperville Office Court in Naperville, Illinois, was refinanced with Column Financial. The principal amount of the new first mortgage loan is $4,500,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on August 1, 2008. The existing mortgage loan of $2,690,185 was paid off, resulting in net refinancing proceeds of $1,642,123.

On June 26, 1998, the Registrant made a distribution in the amount of $401,652, or $2.35 per unit.

On July 6, 1998, the property owned by the Registrant at 23 East Flagler Street in Miami, Florida, was sold to G.S. Holding Company of South Florida for net cash proceeds of $1,683,282, resulting in a gain on sale of $1,363,651, classified as other income on the consolidated statement of operations.

On July 8, 1998, a property owned by M&J/Retail Limited Partnership, the Harlem & North shopping center in Oak Park, Illinois, was refinanced. The principal amount of the new first mortgage loan is $2,550,000 bearing interest at an annual rate of 7.27%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on July 1, 2008. The existing mortgage loan of $2,104,641 was paid off, resulting in net refinancing proceeds of $440,500.

On July 30, 1998, a property owned by the Registrant at 180 North Michigan Avenue, Chicago, Illinois, was refinanced. The principal amount of the new first mortgage loan is $7,300,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on September 1, 2008. The existing mortgage loan of $6,733,888 was paid off, resulting in net refinancing proceeds of approximately $400,000.

On September 8, 1998, a property owned by M&J/Retail Limited Partnership, Oak Lawn Promenade shopping center in Oak Lawn, Illinois, was refinanced. The principal of the new first mortgage loan is $2,790,000 bearing interest at an annual rate of 7.25%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on October 1, 2008. The existing mortgage loan of $2,542,752 was paid off, resulting in net refinancing proceeds of $31,675.

On October 10, 1998, the Registrant paid off a loan payable to a general partner and certain limited partners in the principal amount of $410,000 and $8,784 in accrued interest.

On October 10, 1998, the Registrant made a distribution in the amount of $59,821, or $.35 per unit.

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

For the year ended December 31, 1997, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:


                                        Advances      Collections      Write-offs      Total Loan
                                       Year Ended      Year Ended      Year Ended      Balance at
                                      December 31,    December 31,    December 31,     December 31,
                                          1997            1997            1997             1997
                                      ------------    ------------    ------------    -------------

   Hawdel Limited Partnership I
      and III                          $    -           $ 295,161       $   -           $   -
   Northlake Tower Corporation              2,976          82,155           -               4,033


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

For the year ended December 31, 1996, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:


                                        Advances      Collections      Write-offs      Total Loan
                                       Year Ended     Year Ended       Year Ended      Balance at
                                      December 31,    December 31,    December 31,     December 31,
                                         1996           1996             1996             1996
                                      ------------    ------------    ------------    -------------
   Second Wilkow Venture               $       --       $ 200,000       $  --           $      --
   First Candlewick Associates                 --          45,000          --                  --
   222 Fee Associates                          --          30,000          --                  --
   5601 N. Sheridan Associates                 --          22,000          --                  --
   L-C Office Partnership IV                  502              --          --              15,091
   Lake Cook Office Development            71,872              --          --              71,872
   Crossroads of Roseville
      Corporation                                           6,000          --                  --
   Northlake Tower Corporation              2,261              --          --              83,212


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

LIQUIDITY AND CAPITAL RESOURCES

      On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due September 1, 1999, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

      As of December 31, 1998, the amounts outstanding under this facility are as follows:


              Cash borrowings                               $    -
              Letters of credit:
                Waterfall Plaza/GE Capital
                   (expires 9/01/99)                            80,000
                209 W. Jackson/GE Capital
                   (expires 9/01/99)                           150,000
                Annex of Arlington/City of
                  Arlington (expires 11/15/99)                 115,000
                Annex of Arlington/GE Capital
                  (expires 11/15/99)                           280,000
                                                            ----------
              Total Outstanding Amounts                     $  625,000
                                                            ==========

      The liquid assets of the Registrant increased as of December 31, 1998, when compared to December 31, 1997, due to proceeds from sale of 23 East Flagler.

      The General Partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 1999 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----
   Independent Auditor's Report                                          28

   First Wilkow Venture:

      Consolidated Balance Sheet, December 31, 1998 and 1997             29

      Consolidated Statement of Operations,
      Years Ended December 31, 1998, 1997 and 1996                       30

      Consolidated Statement of Partners' Capital,
      Years Ended December 31, 1998, 1997 and 1996                       31

      Consolidated Statement of Cash Flows,
      Years Ended December 31, 1998, 1997 and 1996                       32

      Notes to Consolidated Financial Statements,
      December 31, 1998, 1997 and 1996                                   34

                          INDEPENDENT AUDITOR'S REPORT




To the Partners
First Wilkow Venture


We have audited the consolidated financial statements of First Wilkow Venture listed in the index to the consolidated financial statements set forth on Page
27. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 65. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
February 11, 1999

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------
DECEMBER 31,                                                       1998          1997
------------------------------------------------------------------------------------------
                                     ASSETS
REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
   Real estate:
      Land                                                      $ 5,998,791   $ 6,230,711
      Buildings and improvements                                 46,755,663    46,862,244
      Fixtures and equipment                                        113,106       116,955
                                                                -----------   -----------
           Total                                                 52,867,560    53,209,910
      Less accumulated depreciation                              18,462,083    17,955,658
                                                                -----------   -----------
           Net Real Estate                                       34,405,477    35,254,252
   Investments in real estate partnerships                        3,960,550     3,642,820
                                                                -----------   -----------
           Total                                                 38,366,027    38,897,072
                                                                -----------   -----------

LOANS RECEIVABLE                                                  1,847,019       849,934
                                                                -----------   -----------
OTHER ASSETS
   Cash                                                             274,406       966,660
   Short-term cash investments                                    4,825,000     2,220,000
   Certificates of deposit - restricted                             250,000          --
   Accounts receivable                                              825,457       702,567
   Prepaid expenses                                                   3,837           818
   Deposits                                                       1,050,525       836,567
   Deferred charges                                               1,339,072       911,756
                                                                -----------   -----------
           Total                                                  8,568,297     5,638,368
                                                                -----------   -----------
TOTAL ASSETS                                                    $48,781,343   $45,385,374
                                                                ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
   Mortgages payable                                            $33,123,310   $30,653,730
   Loans payable                                                     11,027       672,975
                                                                -----------   -----------
           Total                                                 33,134,337    31,326,705
                                                                -----------   -----------
OTHER LIABILITIES
   Accounts payable and accrued expenses                            120,911        69,092
   Accrued property taxes                                         2,353,683     2,378,995
   Deferred state income taxes                                      200,000       200,000
   Security deposits and prepaid rent                               925,340       539,698
   Accrued interest                                                  34,500        72,847
                                                                -----------   -----------
           Total                                                  3,634,434     3,260,632
                                                                -----------   -----------

MINORITY INTEREST                                                 1,715,413     1,685,777
                                                                -----------   -----------
PARTNERS' CAPITAL (178,972 units in both 1998 and 1997
   authorized and 170,916 units in both 1998 and 1997 issued)    10,297,159     9,112,260
                                                                -----------   -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $48,781,343   $45,385,374
                                                                ===========   ===========



See accompanying notes to consolidated financial statements                   29

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS


---------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                 1998            1997            1996
---------------------------------------------------------------------------------
REVENUE
  Rental                             $  9,652,147    $  9,200,711    $  9,388,112
  Interest                                372,634         223,582         169,168
  Other                                 1,395,420          91,896         316,876
                                     ------------    ------------    ------------
      Total                            11,420,201       9,516,189       9,874,156
                                     ------------    ------------    ------------

PARTNERSHIP INVESTMENTS' INCOME
  Share of net income                     518,297       1,823,771         409,843
  Provision for loss in book value           --              --          (273,000)
                                     ------------    ------------    ------------
      Total                               518,297       1,823,771         136,843
                                     ------------    ------------    ------------

EXPENSES
  Operating                             3,206,210       2,920,960       3,121,511
  Real estate taxes                     2,266,448       2,441,588       2,460,946
  Depreciation and amortization         1,830,312       1,753,085       1,719,377
  Interest                              2,426,794       2,626,037       2,740,843
  General and administrative              107,735         115,926          86,750
                                     ------------    ------------    ------------
      Total                             9,837,499       9,857,596      10,129,427
                                     ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS           2,100,999       1,482,364        (118,428)

MINORITY INTEREST IN SUBSIDIARIES'
  NET INCOME (LOSS)                      (181,161)       (346,203)         19,384
                                     ------------    ------------    ------------

NET INCOME (LOSS)                    $  1,919,838    $  1,136,161    $    (99,044)
                                     ============    ============    ============

UNITS - AUTHORIZED AND ISSUED
  General Partner                           7,650           7,550           7,174
  Limited Partner                         163,266         163,366         171,798

NET INCOME (LOSS) PER UNIT
  General Partner                    $      11.23    $       6.42    $       (.55)
  Limited Partner                           11.23            6.42            (.55)

BOOK VALUE OF A UNIT
  General Partner                    $      60.25    $      53.31    $      49.12
  Limited Partner                           60.25           53.31           49.12

CASH DISTRIBUTIONS
  General Partner                    $       4.30    $       2.75    $       --
  Limited Partner                            4.30            2.75            --



See accompanying notes to consolidated financial statements                   30

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL


--------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------
                                            GENERAL         LIMITED
                                            PARTNERS        PARTNERS          TOTAL
                                          ------------    ------------    ------------
BALANCE - DECEMBER 31, 1995               $    327,692    $  8,561,864    $  8,889,556

Add (deduct):
  Loss for the year ended
    December 31, 1996                           (3,970)        (95,074)        (99,044)
  To reflect changes in partnership
    capital between general and limited
    partners - net                              31,906         (31,906)           --
                                          ------------    ------------    ------------

BALANCE - DECEMBER 31, 1996                    355,628       8,434,884       8,790,512

Add (deduct):
  Income for the year ended
    December 31, 1997                           46,501       1,089,660       1,136,161
  To reflect changes in partnership
    capital between general and limited
    partners - net                              34,216         (34,216)           --
  Cash distributions for the year ended
    December 31, 1997                          (19,728)       (472,445)       (492,173)
  Redemption of limited partner units             --          (322,240)       (322,240)
                                          ------------    ------------    ------------

BALANCE - DECEMBER 31, 1997                    416,617       8,695,643       9,112,260

Add (deduct):
  Income for the year ended
    December 31, 1998                           85,930       1,833,908       1,919,838
  To reflect changes in partnership
    capital between general and limited
    partners - net                               9,100          (9,100)           --
  Cash distributions for the year ended
    December 31, 1998                          (32,895)       (702,044)       (734,939)
                                          ------------    ------------    ------------

BALANCE - DECEMBER 31, 1998               $    478,752    $  9,818,407    $ 10,297,159
                                          ============    ============    ============


See accompanying notes to consolidated financial statements                   31

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                     1998           1997            1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $ 1,919,838    $ 1,136,161    $   (99,044)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                        1,830,312      1,753,085      1,719,377
       Amortization of debt forgiveness income               (257,436)       (71,903)       (72,642)
       Net gain on disposal of land, building
          and improvements                                 (1,363,651)          --         (108,194)
       Provision for loss in book value                          --             --          273,000
       Income from partnerships                              (518,297)    (1,823,771)      (409,843)
       Changes in assets and liabilities:
          Increase in accounts receivable and
            prepaid expenses - net                           (125,909)        (1,009)       (21,370)
          Increase in deposits                               (213,958)      (121,514)      (116,181)
          Increase (decrease) in accounts payable
            and accrued expenses                               51,819       (113,883)       (57,115)
          Increase (decrease) in accrued property taxes       (25,312)        50,069         26,838
          Increase (decrease) in security deposits
            and prepaid rent                                  385,642        135,191        (77,232)
          Increase (decrease) in accrued interest             (38,347)         3,737        (20,611)
                                                          -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,644,701        946,163      1,036,983
                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in restricted cash                               (250,000)          --             --
   Investment in land, building and
     furniture and equipment                                 (904,036)    (1,189,437)      (629,987)
   Investment in partnerships                                (543,707)      (449,769)      (139,983)
   Investments in loans receivable                         (1,001,118)        (2,976)       (74,635)
   Investment in deferred charges (primarily
     unamortized broker commissions)                         (824,447)      (263,585)      (308,956)
   Proceeds from sale of real estate,
     net of selling expenses                                1,683,282           --        3,836,988
   Proceeds from sale of investment
     in partnership/corporation                                  --        1,028,212           --
   Partnership investment draws                               744,274      2,782,557        227,299
   Increase (decrease) in  minority interest                   29,636        236,003        (88,085)
   Collection of notes receivable                               4,033        377,316        303,000
                                                          -----------    -----------    -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (1,062,083)     2,518,321      3,125,641
                                                          -----------    -----------    -----------



See accompanying notes to consolidated financial statements                   32

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

-------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                1998            1997            1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of mortgages and notes payable           $(19,740,932)   $ (1,313,021)   $ (3,857,920)
   Proceeds from mortgage financing                   21,805,999          22,490          10,316
   Proceeds from loans payable                              --           520,250         500,000
   Distributions to partners                            (734,939)       (492,173)           --
   Redemption of limited partnership units                  --          (322,240)           --
                                                    ------------    ------------    ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       1,330,128      (1,584,694)     (3,347,604)
                                                    ------------    ------------    ------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                    1,912,746       1,879,790         815,020

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   3,186,660       1,306,870         491,850
                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                      $  5,099,406    $  3,186,660    $  1,306,870
                                                    ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Interest paid during the year                    $  2,722,577    $  2,694,203    $  3,109,453
   Write-off of fully depreciated
     leasehold improvements                              230,998            --              --



See accompanying notes to consolidated financial statements.                  33

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
                  The Partnership is working to resolve the potential impact of the year 2000 on the ability of the Partnership's computerized information systems to accurately process information that may be date-sensitive. Any of the Partnership's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in error or system failures. The Partnership utilizes a number of computer programs across its entire operation. The Partnership has not completed its assessment but currently believes that costs of addressing this will not have a material adverse impact on the Partnership's financial position. However, no estimates can be made as to the potential adverse impact resulting from the failure of third-party service providers and vendors to prepare for the year 2000. The Partnership is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Partnership's operations.

                  Debt forgiveness income was being amortized as a reduction of interest expense over the remaining term of the related loan using the effective interest method. This debt forgiveness income was written off in 1998 upon loan refinancing.

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

         Naperville Office
           a.  Building                                         Straight Line                       25 years

           b.  Improvements                                     Straight Line                       Various

           c.  Furniture and equipment                          150% Declining Balance              Various

         Waterfall Plaza
           a.  Building                                         Straight Line                       40 years

           b.  Improvements                                     Straight Line                       40 years


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

           Property                                             Method                                Life
           --------                                             ------                                ----

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

         M&J/Retail (10 retail centers)
           a.  Buildings                                        Straight Line                       40 years

           b.  Improvements                                     Straight Line                       40 years

           c.  Furniture and equipment                          Straight Line                       12 years

         *  The Freeport Office Building was sold in 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


3  -  INVESTMENTS IN PARTNERSHIPS

      A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:


                                                 1998           1997           1996
                                             -----------    -----------    -----------
L-C Office Partnership IV                    $     6,085    $      --      $      --

XXI Office Plaza Associates                       37,536         37,536         27,291

Hawdel Limited Partnership                          --             --         (163,664)(b)

M&J/Grove Limited Partnership                    (31,204)       (31,205)       208,519

Rosemont 28 Limited Partnership                   (2,864)        (2,865)        (3,559)

M&J/Crossroads Limited Partnership               283,394        (12,527)       (23,349)

M&J/Eden Prairie Limited Partnership               5,327(a)        --             --

Duke Realty Limited Partnership                   64,643(a)     876,332(c)     100,502(a)

M&J/Largo Limited Partnership                       --           40,157(c)    (119,000)(b)

222 Fee Associates                                   392(a)         290(a)         319(a)

5601 N. Sheridan Associates                        1,008(a)         864(a)         576(a)

First Candlewick Associates                        6,600(a)       6,050(a)      22,055(a)

Second Wilkow Venture                              5,418(a)       6,107(a)       2,364(a)

Wilkow/Retail Partners Limited Partnership           165(a)         111(a)         120(a)

Lake Cook Office Development IV                       49(a)        --             --

M&J/Hotel Investors Limited Partnership           22,734(a)        --             --

M&J/Mid Oak Limited Partnership                   11,127(a)        --             --

Northlake Tower Limited Partnership              107,887(a)     902,921(a)      84,669(a)
                                             -----------    -----------    -----------

                                             $   518,297    $ 1,823,771    $   136,843
                                             ===========    ===========    ===========


(a) Income recognized under the cost method.
(b) Includes loss on disposition of investment.
(c) Includes gain on disposition of investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


     The following is a summary of financial position and results of operations of the properties in which the Partnership has a partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.


     YEAR ENDED DECEMBER 31, 1998:

                                             Rosemont
                                                28         XXI Office
                                              Limited        Plaza
                                            Partnership    Associates
                                            -----------    ----------
                                              (d)             (b)
 BALANCE SHEET

Real estate - net of
 accumulated depreciation                      $          $5,186,573
Current assets                                             1,675,224
Other assets                                                   8,177
                                               ------     ----------

TOTAL ASSETS                                   $          $6,869,974
                                               ======     ==========

Mortgages payable                              $          $1,902,315
Other liabilities                                            743,162
Partners' capital                                          4,224,497
                                               ------     ----------

TOTAL LIABILITIES AND
 PARTNERS' CAPITAL                             $          $6,869,974
                                               ======     ==========

 STATEMENT OF OPERATIONS

Revenue                                        $          $1,699,441
Less:   Operating expenses                                   940,032
        Other expenses                                       234,805
        Depreciation                                         429,628
                                               ------     ----------

NET INCOME                                     $          $   94,976
                                               ======     ==========



(a) Based upon unaudited financial statements.
(b) Based upon audited financial statements.
(c) Investment is stated at zero.
(d) Information not available at time of report.
(e) Investment previously reported as Lake Cook Office Development.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                    M&J/Grove          Dover
                                                     Limited           Farms
                                                   Partnership       Apartments
                                                   -----------       ----------
                                                      (d)              (d)(e)
      BALANCE SHEET

     Real estate - net of
      accumulated depreciation                    $                 $
     Current assets
     Other assets
                                                  ---------         ----------

     TOTAL ASSETS                                 $                 $
                                                  =========         ==========

     Mortgages payable                            $                 $
     Other liabilities
     Partners' capital (deficit)
                                                  ---------         ----------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)                 $                 $
                                                  =========         ==========

      STATEMENT OF OPERATIONS

     Revenue                                      $                 $
     Less:   Operating expenses
             Other expenses
             Depreciation
                                                  ---------         ----------
     NET INCOME (LOSS)                            $                 $
                                                  =========         ==========



(a) Based upon unaudited financial statements.
(b) Based upon audited financial statements.
(c) Investment is stated at zero.
(d) Information not available at time of report.
(e) Investment previously reported as Lake Cook Office Development.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1997:


                                       Rosemont                    Sun Pointe
                                         28         XXI Office       Place
                                       Limited        Plaza         Limited
                                      Partnership   Associates     Partnership
                                      -----------   ----------     -----------
                                          (a)          (b)             (a)
 BALANCE SHEET

Real estate - net of
  accumulated depreciation            $ 1,909,955    $ 5,075,548   $ 2,310,382
Current assets                              4,272      1,912,065       226,179
Other assets                                  174          8,336         6,504
                                      -----------    -----------   -----------

TOTAL ASSETS                          $ 1,914,401    $ 6,995,949   $ 2,543,065
                                      ===========    ===========   ===========

Mortgages payable                     $      --      $ 2,213,992   $   125,231
Other liabilities                          21,256        652,436        18,364
Partners' capital                       1,893,145      4,129,521     2,399,470
                                      -----------    -----------   -----------

TOTAL LIABILITIES AND
 PARTNERS' CAPITAL                    $ 1,914,401    $ 6,995,949   $ 2,543,065
                                      ===========    ===========   ===========

 STATEMENT OF OPERATIONS

Revenue                               $       103    $ 1,884,588   $   251,921
Less:   Operating expense                  12,606        902,931        92,184
        Other expenses                       --          299,772           761
        Depreciation                         --          429,057        21,447
                                      -----------    -----------   -----------

NET INCOME (LOSS)                     $   (12,503)   $   252,828   $   137,529
                                      ===========    ===========   ===========





(a) Based upon unaudited financial statements.
(b) Based upon audited financial statements.
(c) Investment is stated at zero.
(d) Information not available at time of report.
(e) Investment previously reported as Lake Cook Office Development.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                 2221 Camden
                                   Court        M&J/Grove       Dover
                                   Office        Limited        Farms
                                  Building      Partnership   Apartments
                                ------------    -----------   ----------
                                    (a)            (a)          (a) (e)
   BALANCE SHEET

 Real estate - net of
   accumulated depreciation      $ 6,866,362    $ 9,412,696   $13,735,688
 Current assets                      573,034        121,462       411,392
 Other assets                        272,705        179,861       801,899
                                 -----------    -----------   -----------

 TOTAL ASSETS                    $ 7,712,101    $ 9,714,019   $14,948,979
                                 ===========    ===========   ===========

 Mortgages payable               $ 8,082,869    $ 6,323,316   $14,225,895
 Other liabilities                   195,562        343,203       444,420
 Partners' capital (deficit)        (566,330)     3,047,500       278,664
                                 -----------    -----------   -----------
 TOTAL LIABILITIES AND
   PARTNERS' CAPITAL (DEFICIT)   $ 7,712,101    $ 9,714,019   $14,948,979
                                 ===========    ===========   ===========

   STATEMENT OF OPERATIONS

 Revenue                         $    49,203    $ 1,654,463   $ 2,900,919
 Less:  Operating expenses            82,739        775,117     1,271,317
        Other expenses                33,722        550,508     1,299,803
        Depreciation                  22,745        310,610       323,997
                                 -----------    -----------   -----------

NET INCOME (LOSS)                $   (90,003)   $    18,228   $     5,802
                                 ===========    ===========   ===========



(a) Based upon unaudited financial statements.
(b) Based upon audited financial statements.
(c) Investment is stated at zero.
(d) Information not available at time of report.
(e) Investment previously reported as Lake Cook Office Development.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


      YEAR ENDED DECEMBER 31, 1996:


                               Rosemont                     Sun Pointe
                                 28           XXI Office       Place
                                Limited         Plaza         Limited
                              Partnership     Associates    Partnership
                              -----------     ----------    -----------
                                 (a)             (b)            (a)
  BALANCE SHEET

Real estate - net of
    accumulated depreciation   $ 1,909,955    $ 5,421,987   $ 2,310,382
Current assets                       1,846      1,543,617       226,179
Other assets                           103          8,495         6,504
                               -----------    -----------   -----------

TOTAL ASSETS                   $ 1,911,904    $ 6,974,099   $ 2,543,065
                               ===========    ===========   ===========

Mortgages payable              $      --      $ 2,498,233   $   125,231
Other liabilities                   21,256        599,173        18,364
Partners' capital                1,890,648      3,876,693     2,399,470
                               -----------    -----------   -----------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL            $ 1,911,904    $ 6,974,099   $ 2,543,065
                               ===========    ===========   ===========

  STATEMENT OF OPERATIONS

Revenue                        $       307    $ 1,713,487   $   755,131
Less:  Operating expenses           15,830        931,886       521,987
       Other expenses                 --          164,015        13,242
       Depreciation                   --          432,710       176,469
                               -----------    -----------   -----------

NET INCOME (LOSS)              $   (15,523)   $   184,876   $    43,433
                               ===========    ===========   ===========


(a) Based upon unaudited financial statements.
(b) Based upon audited financial statements.
(c) Investment is stated at zero.
(d) Information not available at time of report.
(e) Investment previously reported as Lake Cook Office Development.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                2221 Camden
                                  Court           M&J/Grove       Dover
                                  Office           Limited        Farms
                                 Building        Partnership    Apartments
                                -----------      -----------    ----------
                                   (a)               (a)         (a) (e)
  BALANCE SHEET
Real estate - net of
   accumulated depreciation      $  6,866,362    $ 10,852,818   $ 15,006,791
Current assets                        573,034         292,241         90,116
Other assets                          272,705          15,000        158,619
                                 ------------    ------------   ------------

TOTAL ASSETS                     $  7,712,101    $ 11,160,059   $ 15,255,526
                                 ============    ============   ============

Mortgages payable                $  8,082,869    $  6,437,661   $ 14,400,686
Other liabilities                     195,562         316,956        666,940
Partners' capital (deficit)          (566,330)      4,405,442        187,900
                                 ------------    ------------   ------------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL (DEFICIT)    $  7,712,101    $ 11,160,059   $ 15,255,526
                                 ============    ============   ============

  STATEMENT OF OPERATIONS

Revenue                          $  1,784,216    $  1,715,587   $  1,488,804
Less:  Operating expenses             770,142         701,826        766,642
       Other expenses                 698,901         690,101        770,648
       Depreciation                   385,505         303,516        187,045
                                 ------------    ------------   ------------

NET INCOME (LOSS)                $    (70,332)   $     20,144   $   (235,531)
                                 ============    ============   ============




(a) Based upon unaudited financial statements.
(b) Based upon audited financial statements.
(c) Investment is stated at zero.
(d) Information not available at time of report.
(e) Investment previously reported as Lake Cook Office Development.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


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

         On February 25, 1999, the property was sold. The Partnership will not receive any proceeds since the outstanding indebtedness on the property is in excess of the sales price.

         Hawdel Limited Partnership I and III

         The Partnership had invested $1,320,000 to obtain 18.03% interests in Hawdel Limited Partnership I and III, which owned the 2221 Camden Court Office Building located in Oak Brook, Illinois. In addition to the investment, the Partnership had a note receivable of $295,161 from Hawdel Limited Partnership I and III as of December 31, 1996.

         On January 16, 1997, the property was sold, resulting in full payment of the first mortgage and Partnership loans, and an equity distribution of $690,360 was received by the Partnership. A provision for loss in book value of $154,000, equal to the estimated loss to the Partnership on the disposition of the investment, was recognized in 1996.

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

         M&J/Quorum Associates

         The Partnership has invested a total of $2,295,000 to obtain a 64.35% interest in M&J/Quorum Associates, which is a 66.29% limited partner in the Quorum Limited Partnership, which is a 50% general partner in Crow-Commerce Park North Retail, Ltd., which developed a shopping center in Houston, Texas. The Partnership was entitled to a 9% cumulative cash flow priority on invested capital. During 1996, the Partnership received $46,490 based on a settlement with the unrelated General Partner. During 1997, the Partnership received $19,142 as an additional cash payment on the loan which was previously written off. The investment was disposed of in 1997 with no additional gain or loss to the Partnership.

FIRST WILKOW VENTURE
(A Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


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

         In March 1993, the Partnership acquired a 63.64% undivided interest in Tango Bay Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Tango Bay Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Tango Bay Suites for an undivided interest in the 209 W. Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 1998, from Tango Bay Suites (see Note 4).

         Duke Realty Limited Partnership

         Prior to October 1993, the Partnership owned a 69.42% interest in Park 100 Equity Investors Limited Partnership and a 55.07% limited partnership interest in Park 100 Mortgage Investors Limited Partnership. Both of these limited partnerships held indirect ownership interests in Park 100, an industrial park in Indianapolis, Indiana, which was developed by Duke Associates. Duke Associates also maintained a significant ownership interest in the property. On October 4, 1993, Park 100 was conveyed to an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke Realty Investments, Inc., a real estate investment trust ("REIT") listed on the New York Stock Exchange, together with more than 100 other properties, in return for the issuance of units of partnership interest in the operating partnership which are convertible on a one-for-one basis to shares of common stock to the REIT. As part of this transaction, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

         On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 1998.

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

         On January 6, 1999, a repayment of the first mortgage occurred. The payment of the outstanding balance of $1,902,315 along with a prepayment premium of $19,023 and contingent interest of $611,855 was facilitated by a $2,585,875 capital call to the partners. The Partnership's share of the capital call was $359,625.

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

         L-C Office Partnership IV

         Prior to December 31, 1993, the Partnership had a 73.34% ownership interest in L-C Office Partnership IV Limited Partnership ("L-C Office Partnership IV"), which holds a 94% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake-Cook IV"), which has a 57.915% interest in DFA Limited Partnership, which has a 99% interest in M&J/Dover Limited Partnership, which owns Dover Farms Apartments, a 300-unit apartment complex located in a suburb of Cleveland, Ohio. In 1996, under the terms of the cotenancy agreement, Lake-Cook IV made advances to the property totaling $102,375. As of December 31, 1995, the Partnership had a loan payable of $50,000 to Dover Farms Apartments bearing interest at prime and payable on demand. The loan and related interest were paid in full during 1996.

         On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV. On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake Cook Office Development Building Four Limited Partnership. In addition to the investment, the Partnership has notes receivable of $15,091 and $71,872 from Lake Cook Office Development - Building Four Limited Partnership and L-C Office Partnership IV, respectively. The Partnership contributed an additional $175,097 in 1997 and $60,379 in 1998 to maintain its 74.69% interest in L-C Office Partnership IV.

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

         The property was acquired with a three-year first mortgage of $4,550,000 bearing interest at 8.5% per annum. In October 1998, the principal amount of proceeds available under the loan was increased by $450,000. As of December 31, 1998, the principal amount of the loan outstanding was $4,834,000.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

         M&J/Eden Prairie Limited Partnership

         On April 10, 1998, the Partnership invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota.


         CONSOLIDATED PARTNERSHIPS

         M&J/Sheridan Limited Partnership

         During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in the M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. The financial position and results of operations at December 31, 1998, are included in the accompanying consolidated financial statements. In addition to the investment, the Partnership has a note receivable of $492,000 at December 31, 1998, from M&J/Sheridan Limited Partnership. On September 30, 1996, M&J/Sheridan Limited Partnership refinanced the Highland Park Professional Center. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.

         M&J/Freeport Limited Partnership

         The Partnership had invested a total of $5,139,000 to obtain a 68.85% limited partnership interest in M&J/Freeport Limited Partnership, which is a 94.05% limited partner in Freeport Office Partners Limited, which owns an office building in Dallas, Texas. The property was sold on January 18, 1996. A provision for loss in book value of $1,400,000 equal to the estimated loss to the Partnership on the disposition of the property was recognized in 1995. An additional loss of $12,800 was recognized in 1996.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

         M&J/Retail Limited Partnership

         The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in ten strip shopping centers in the metropolitan Chicago area and three partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

         During 1988, the Partnership invested $3,110,000 to obtain a 99% interest in M&J/Harlem Mortgage Limited Partnership, which owns Harlem North Shopping Plaza located in Oak Park, Illinois. On December 31, 1993, the Partnership sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail for $3,150,000. On July 8, 1998, M&J/Harlem Mortgage Limited Partnership refinanced the property with a new first mortgage of $2,550,000 bearing interest at 7.27% per annum. The loan matures July 1, 2008.

         On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,112,667 of initial capital. Additional contributions of $116,837 were made through December 31, 1997, increasing the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/ M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia. The loan was secured by Tower Corporation's partnership interests in Tower and BSRT/M&J. On July 10, 1998, the loan was repaid in full.

         On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% Class A interest in M&J/Crossroads Limited Partnership. The balance of $303,000 of the total $600,000 required capital for Class A investors was also financed by M&J/Retail, resulting in a receivable from the other investors for their respective share of capital contributions as of December 31, 1995. These receivables were repaid in full during 1996. As a result of a refinancing of the first mortgage loan on December 31, 1997, M&J/Retail received a distribution on January 10, 1998, of $501,065.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1998:


                                M&J/             M&J/
                              Sheridan          Retail
                              Limited          Limited
                             Partnership     Partnership
                             -----------     -----------
  BALANCE SHEET

Real estate - net of
   accumulated depreciation   $ 2,706,824    $18,339,164
Current assets                     50,539        132,404
Other assets                       55,748      2,272,004
                              -----------    -----------

TOTAL ASSETS                  $ 2,813,111    $20,743,572
                              ===========    ===========


Mortgages payable             $ 1,365,748    $16,029,003
Other long-term payables          492,000        320,000
Current liabilities               188,132      1,387,406
Minority interest                (114,265)     1,829,678
Partners' capital                 881,496      1,177,485
                              -----------    -----------

TOTAL LIABILITIES AND
  PARTNERS' CAPITAL           $ 2,813,111    $20,743,572
                              ===========    ===========

  STATEMENT OF OPERATIONS

Revenue                       $   420,280    $ 4,300,097
Less:  Operating expenses         214,929      2,120,622
       Other expenses             164,181      1,269,580
       Depreciation               127,625        535,233
       Minority interest           (9,318)       190,479
                              -----------    -----------

NET INCOME (LOSS)             $   (77,137)   $   184,183
                              ===========    ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


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
                              ===========    ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


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
                              ===========    ===========    ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

4 -      LOANS RECEIVABLE - OTHER

                                                                                       1998           1997
                                                                                    ----------     ----------
         Tango Bay Suites
         Unsecured promissory note bearing interest at 3% over prime issued in connection with Tango Bay Suites located in Orlando, Florida. The note is due on demand or, if demand is not sooner made, on December 31, 2002
         (see Note 3).                                                              $  731,124     $  731,124

         L-C Office Partnership IV
         Unsecured promissory note bearing interest at 2% over prime issued in connection with the Dover Farms Apartments located in North Royalton,
         Ohio. The note is due on demand or, if demand is not sooner made, on
         December 31, 1999.                                                             71,872         71,872

         Lake Cook Office Development - Building Four Limited Partnership
         Unsecured promissory note bearing interest at 2% over prime issued in connection with the Dover Farms Apartments located in North Royalton,
         Ohio. The note is due on demand or, if demand is not sooner made, on
         December 31, 1999.                                                             15,091         15,091

         Arlington LLC
         Unsecured promissory note bearing interest at 9% issued in connection with the purchase of land parcels in Arlington Heights, Illinois. The
         note is due on December 31, 1999.                                           1,001,118             --

         XXI Office Plaza Associates
         Unsecured promissory note bearing interest at prime issued in connection with Century XXI Office Plaza located in Germantown,
         Maryland. The note is due on December 31, 1999.                                27,814         27,814

         Northlake Tower Corporation
         Promissory note bearing interest at prime plus participating interest, secured by Northlake Tower Corporation's partnership interests in
         Northlake Tower Limited Partnership and BSRT/M&J Northlake Limited
         Partnership. On July 10, 1998, the loan was repaid in full.                        --          4,033
                                                                                    ----------     ----------

                                                                                    $1,847,019     $  849,934
                                                                                    ==========     ==========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


5 -      CERTIFICATES OF DEPOSIT

         The Partnership considers certificates of deposit and commercial paper with an original maturity of three months or less to be certificates of deposit. Included in certificates of deposit at December 31, 1998, are three commercial paper investments from LaSalle National Corporation totaling $4,825,000, which mature on January 12, 1999. The commercial paper is considered a held to maturity debt security and, accordingly, is recorded at amortized cost, which approximates market value.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


6 -  MORTGAGES PAYABLE

     The mortgages payable at December 31, 1998, consist of:


                                                                                  PRINCIPAL PAYMENTS
                                                           OUTSTANDING   -----------------------------------
                                   ORIGINAL                  BALANCE        DURING YEAR ENDED DECEMBER 31,
                                   PRINCIPAL   MONTHLY     DECEMBER 31,  -----------------------------------
                                    AMOUNT     PAYMENTS        1998        1999       2000           2001
                                  -----------  ---------   ------------  --------  -----------   -----------
180 North Michigan, 7.13%
 due monthly to September 1,
 2008 (a)                         $7,300,000   $ 49,206     $7,274,875   $ 66,850   $   71,846   $   77,215
Naperville Office Court,
 7.13% due monthly to
 July 2008 (b)                     4,500,000     30,337      4,481,725     41,417       43,759       47,770
Highland Park Medical Building,
 8.88% due monthly to
 October 1, 2001 (c)               1,425,000     12,711      1,365,748     32,562       35,574    1,297,612
Oak Lawn Promenade,
 7.25% due monthly to
 October 1, 2008 (d)               2,790,000     19,033      2,784,561     24,562       25,838       28,394
Oak Lawn Square,
 8.53% due monthly to
 April 1, 1999 (e)                   890,000      7,335        693,730    693,730         --           --
Broadway - Berwyn, 8.20% due
 monthly to July 31, 2000 (f)      2,750,000     23,346      2,541,331     70,517    2,470,814         --
Irving - Kimball, 7.58% due
 monthly to April 30, 2008 (g)     1,325,000      9,337      1,317,099     11,122       11,714       12,940
Melrose - Kimball, 7.58% due
 monthly to April 30, 2008 (h)       991,000      6,984        985,093      8,318        8,761        9,678

                                                  PRINCIPAL PAYMENTS
                                  -------------------------------------------------
                                  DURING YEAR ENDED DECEMBER 31,
                                  ------------------------------
                                      2002            2003             THEREAFTER
                                  -----------      -------------      ------------
180 North Michigan, 7.13%
 due monthly to September 1,
 2008 (a)                         $   82,986       $   89,188         $6,886,790
Naperville Office Court,
 7.13% due monthly to
 July 2008 (b)                        51,340           55,176          4,242,263
Highland Park Medical Building,
 8.88% due monthly to
 October 1, 2001 (c)                    --               --                 --
Oak Lawn Promenade,
 7.25% due monthly to
 October 1, 2008 (d)                  30,553           32,876          2,642,338
Oak Lawn Square,
 8.53% due monthly to
 April 1, 1999 (e)                      --               --                 --
Broadway - Berwyn, 8.20% due
 monthly to July 31, 2000 (f)           --               --                 --
Irving - Kimball, 7.58% due
 monthly to April 30, 2008 (g)        13,970           15,082          1,252,271
Melrose - Kimball, 7.58% due
 monthly to April 30, 2008 (h)        10,448           11,280            936,608


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                      PRINCIPAL PAYMENTS
                                                                OUTSTANDING      -----------------------------
                                       ORIGINAL                   BALANCE       DURING YEAR ENDED DECEMBER 31,
                                       PRINCIPAL    MONTHLY     DECEMBER 31,    ------------------------------
                                         AMOUNT     PAYMENTS        1998            1999              2000
                                      -----------   ---------   ------------    -----------       ------------
Archer - Central, 7.42% due
   monthly to April 30, 2008 (i)      $ 2,350,000   $  16,303   $ 2,335,214     $    20,477       $    21,564
Diversey and Sheffield, 7.875%
   due monthly to April 1, 1999 (j)     2,000,000      14,938     1,811,801       1,811,801              --
111th and Western,
   8.25% due May 1, 1999 (k)              618,000       5,266       550,302         550,302              --
Evergreen Commons, 8.25% due
   May 1, 1999 (l)                        530,000       4,516       471,942         471,942              --
Harlem North Shopping Center,
   7.27% due monthly to July 1,
   2008 (m)                             2,550,000      17,430     2,537,930          22,728            23,921
Waterfall Plaza, 9.65% due monthly
   to April 1, 2002 (n)                 2,100,000      12,232     2,268,444            --                --
47th and Halsted, 7% due monthly
   to December 31, 2003 (o)             1,800,000         (o)     1,500,000          93,000            96,000
47th and Halsted, 4.96% due
   at maturity on December 31,
   2002 (p)                               600,000       2,480       600,000            --                --
                                                                -----------     -----------       -----------
TOTAL                                                            33,519,795     $ 3,919,328       $ 2,809,791
                                                                                ===========       ===========
Fair market value
  acquisition adjustment (n)                                       (396,485)
                                                                -----------

TOTAL OUTSTANDING MORTGAGE BALANCE                              $33,123,310
                                                                ===========

                                                     PRINCIPAL PAYMENTS
                                      -----------------------------------------------------------------
                                                DURING YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------
                                         2001                 2002           2003           THEREAFTER
                                      -----------         -----------     -----------      ------------
Archer - Central, 7.42% due
   monthly to April 30, 2008 (i)      $    23,751         $    25,601     $    27,595       $ 2,216,226
Diversey and Sheffield, 7.875%
   due monthly to April 1, 1999 (j)          --                  --              --                --
111th and Western,
   8.25% due May 1, 1999 (k)                 --                  --              --                --
Evergreen Commons, 8.25% due
   May 1, 1999 (l)                           --                  --              --                --
Harlem North Shopping Center,
   7.27% due monthly to July 1,
   2008 (m)                                26,286              28,290          30,447         2,406,258
Waterfall Plaza, 9.65% due monthly
   to April 1, 2002 (n)                      --             2,268,444            --                --
47th and Halsted, 7% due monthly
   to December 31, 2003 (o)                96,000              96,000       1,119,000              --
47th and Halsted, 4.96% due
   at maturity on December 31,
   2002 (p)                                  --               600,000            --                --
                                      -----------         -----------     -----------       -----------
TOTAL                                 $ 1,619,646         $ 3,207,632     $ 1,380,644       $20,582,754
                                      ===========         ===========     ===========       ===========

Fair market value
  acquisition adjustment (n)

TOTAL OUTSTANDING MORTGAGE BALANCE

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


     (a) A balloon payment of $6,283,329 will be due September 1, 2008.

     (b) A balloon payment of $3,946,123 will be due July 1, 2008.

     (c) A balloon payment of $1,265,467 will be due October 1, 2001.

     (d) A balloon payment of $2,453,725 will be due October 1, 2008.

     (e) A balloon payment of $687,194 will be due April 1, 1999.

     (f) A balloon payment of $2,413,643 will be due July 31, 2000.

     (g) A balloon payment of $1,182,705 will be due April 30, 2008.

     (h) A balloon payment of $884,574 will be due April 30, 2008.

     (i) A balloon payment of $2,088,988 will be due April 30, 2008.

     (j) A balloon payment of $1,805,684 will be due April 1, 1999.

     (k) A balloon payment of $545,821 will be due May 1, 1999.

     (l) A balloon payment of $468,099 will be due May 1, 1999.

     (m) A balloon payment of $2,257,812 will be due July 1, 2008.

     (n) A balloon payment of $2,268,444 will be due April 1, 2002. The balance of the loan reflected in the Partnership's financial statements was adjusted to the fair market value of the property at time of acquisition.

     (o) Monthly interest payments and fixed principal payments of $5,000 from February 1, 1994, to February 1, 1999, and $8,000 from March 1, 1999, to December 1, 2003, are to be made with the balance of $1,031,000 due on December 31, 2003.

     (p) A balloon payment will be due on December 31, 2002.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


7 -  RELATED PARTY TRANSACTIONS

     Management and Other Fees

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 1998, 1997 and 1996, were $1,028,305, $853,890 and $907,244, respectively.

     At December 31, 1998 and 1997, $23,969 and $39,785, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

     Professional Fees

     Professional fees paid during the years ended December 31, 1998, 1997 and 1996, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $33,343, $32,787 and $37,901, respectively. For the years ended December 31, 1998, 1997 and 1996, $64,401, $84,731 and $62,792, respectively, were paid to M&J
     Wilkow, Ltd. for services rendered in connection with legal, tax and accounting matters.

     Investments in Partnerships

     The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

     Loans Payable

     Loans payable to a general partner and certain limited partners in the amount of $410,000 bear interest at the prime rate and was due December 31, 1999. The loan was repaid on October 10, 1998, with interest accruing through the date of repayment.

     The Partnership has received loans from a company partially owned by the general partners. The loan in the amount of $425,000 bore interest at the prime rate. The loan was repaid on January 25, 1996, with interest accruing through the date of repayment.

     The Partnership also has a loan payable in the amount of $11,027 to a real estate project held in a cotenancy arrangement by various entities in which the general partners of the Partnership are also partners. The note bears interest at the prime rate and is due on demand.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


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

     Rental Income

     Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $175,530, $172,280 and $172,279 for the years ended December 31, 1998, 1997 and 1996, respectively, under a lease for office space.


8 -  RENTALS RECEIVABLE UNDER OPERATING LEASES

     Minimum future rentals receivable by the Partnership on noncancelable operating leases as of December 31, 1998, are as follows:

                Year Ending
                December 31,                      Total
                ------------                 -------------

                     1999                    $   6,509,000
                     2000                        5,493,000
                     2001                        4,445,000
                     2002                        3,394,000
                     Thereafter                  5,747,000
                                             -------------

                        Total                $  25,588,000
                                             =============

9 -  PARTNERS' CAPITAL

     At December 31, 1998, general partner units totaled 7,650 units and the general partners also beneficially owned 3,388 limited partner units.

     On October 10, 1997, 8,056 limited partnership units owned by 52 partners (out of a total of 470 partners) were redeemed as of October 1, 1997, at the redemption rate of $40 per unit. The redemption price paid by the Partnership was $322,240. After the redemption, there were 170,916 units outstanding owned by 418 partners.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


       At December 31, 1997, general partner units totaled 7,550 units and the general partners also beneficially owned 3,388 limited partner units.

       At December 31, 1996, general partner units totaled 7,174 units and the general partners also beneficially owned 2,923 limited partner units.


10 -   COMMITMENTS AND CONTINGENCIES

       As of December 31, 1998, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 1, 1999, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 1998, the amount outstanding under this facility is $625,000, consisting of three unsecured letters of credit for $80,000, $150,000 and $280,000 with General Electric Capital Corporation as beneficiary and one for $115,000 with the City of Arlington as beneficiary.

       As of December 31, 1997, the Partnership, through its investment in M&J/Retail Limited Partnership, had a $600,000 installment note facility from LaSalle National Bank. The note paid interest at the prime rate plus 1% per annum. The outstanding note amount of $207,442 was repaid in full in February 1998. See Note 3 for additional commitments and contingencies.

       As of December 31, 1998, the Partnership, through its investment in M&J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit held by Market Fair North, of which M&J/Retail Limited Partnership is an equity holder.


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

       These provisions were based upon market conditions and estimated future cash flows.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


12 -   SUBSEQUENT EVENTS

       In January 1999, the Partnership made a distribution in the amount of $59,821, or $.35 per unit.

       In February 1999, the Partnership made a loan of $330,000 to Arlington
       LLC.

       In January 1999, the Partnership made a $359,625 capital contribution to XXI Office Plaza Associates. This was the Partnership's share of a $2,585,875 capital call made on December 23, 1998, by XXI Office Plaza Associates. The proceeds were used to pay off the first mortgage.

       In January 1999, the Partnership made temporary loans to the following three partnerships:

                                Partnership                                      Amount
                                -----------                                  --------------

                             Orhow Associates                                $    315,785
                             Cenbuil Venture                                      274,000
                             21st M&J Venture                                     413,740

       The loans are due on demand and earn interest at 9%. The three partnerships' general partners are affiliated with the Partnership's general partners.

ITEM 9  -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None

                                    PART III

ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with respect to each general partner of the Registrant:

            Name                               Position
            ----                               --------

            Marc R. Wilkow                     General Partner
            Clifton J. Wilkow                  General Partner

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

       The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

     Name                Position         Age           Other Positions          Relation to Other Officer
     ----                --------         ---           ---------------          -------------------------

Marc R. Wilkow           General          49            General Counsel          Brother of Clifton Wilkow
                         Partner

Clifton J. Wilkow        General          46            None                     Brother of Marc Wilkow
                         Partner


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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No general partner holds 5% or more of any of the securities.

          The following limited partners hold 5% or more of the Registrant's total units:

                                                        Units Owned            % of Total Units
                                                        -----------            ----------------
          William W. Wilkow Marital Trust                    16,181                   9.47%
          Gisa W. Slonim Irrevocable Trust                   12,877                   7.53%

     (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 1998:

                                                      Amount
                                                 Beneficially Owned                   % of Owned
                                                 ------------------                   ----------
             General Partnership Units                    7,650                            4.47%
             Units of Limited
               Partnership Interest                       3,388                            1.98%

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


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 1998, 1997 and 1996, were $1,028,305, $853,890 and $907,244, respectively (see Note 7 to
Consolidated Financial Statements).

       Professional fees paid during the years ended December 31, 1998, 1997 and 1996, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $33,343, $32,787 and $37,901, respectively.

       Legal, tax and accounting services rendered in the years ended December 31, 1998, 1997 and 1996, by M&J Wilkow, Ltd. were $64,401, $84,731 and $62,792, respectively.

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

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1.  The Index to Consolidated Financial Statements is set forth on
             Page 27

         2.  Financial Statement Schedules:                             Page No.
                                                                        --------
             Independent Auditor's Report                                  28

             Schedule VIII - Valuation and Qualifying Accounts and
             Reserves, Years Ended December 31, 1998, 1997 and 1996        66

             Schedule X - Supplementary Profit and Loss Information,
             Years Ended December 31, 1998, 1997 and 1996                  67

             Schedule XI - Real Estate and Accumulated Depreciation,
             Year Ended December 31, 1998                                  68

             Notes to Schedule XI                                          72

             Schedule XIII - Investments in, Equity in Earnings of, and Drawings Received From Affiliates and Other Persons, Years
             Ended December 31, 1998, 1997 and 1996                        85


         Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

         3. Exhibits: See Index to Exhibits on Page 95

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                           COLUMN B    COLUMN C   COLUMN D      COLUMN E

                                                                                               ADDITIONS
                                             BALANCE AT   CHARGED TO                           BALANCE AT
                                             BEGINNING    PROFIT OR                             CLOSE OF
                                              OF YEAR      INCOME       OTHER    DEDUCTIONS       YEAR
                                            -----------  -----------   -------   -----------   ----------
YEAR ENDED DECEMBER 31, 1996

     Reserve for bad debts                  $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

     Reserve for losses on loans            $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

     Reserve for valuation of investments   $ 2,560,000   $  --        $  --     $ 2,560,000     $  --
                                            ===========   =======      =======   ===========     =======
YEAR ENDED DECEMBER 31, 1997

     Reserve for bad debts                  $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

     Reserve for losses on loans            $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

     Reserve for valuation of investments   $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

YEAR ENDED DECEMBER 31, 1998

     Reserve for bad debts                  $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

     Reserve for losses on loans            $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======

     Reserve for valuation of investments   $      --     $  --        $  --     $      --       $  --
                                            ===========   =======      =======   ===========     =======


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION


-------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          1998          1997          1996
-------------------------------------------------------------------------------------


1.  REPAIRS AND MAINTENANCE
      Name of property:
         180 North Michigan Avenue              $  412,461   $  386,750   $  427,928
         Naperville                                 51,569       46,011       45,433
         Freeport Office                              --           --         22,555
         Highland Park                              44,448       55,057       64,468
         Waterfall Plaza                            13,600        6,687        7,313
         Ten Retail Centers                        146,680       89,549      114,989
                                                ----------   ----------   ----------

      TOTAL                                     $  668,758   $  584,054   $  682,686
                                                ==========   ==========   ==========

2.  DEPRECIATION, DEPLETION AND AMORTIZATION
      OF FIXED AND INTANGIBLE ASSETS
         Depreciation expense                   $1,433,181   $1,412,264   $1,384,141
         Amortization expense                      397,131      340,821      335,236
                                                ----------   ----------   ----------

      TOTAL                                     $1,830,312   $1,753,085   $1,719,377
                                                ==========   ==========   ==========
3.  TAXES, OTHER THAN INCOME TAXES
      Real estate taxes:
         23 East Flagler - Department Store     $     --     $   62,753   $   63,937
         Fairplay Foods                            238,367      235,062      218,820
         Freeport Office                              --           --          9,451
         180 North Michigan Avenue                 601,479      730,583      682,999
         Naperville Office Court                   110,121      111,196      103,278
         Highland Park                              48,201       44,170       44,219
         Ten Retail Centers                      1,133,580    1,118,974    1,163,665
         Waterfall Plaza                           134,700      138,850      142,401
         Land - Fort Myers                            --           --         32,176
                                                ----------   ----------   ----------

           Total                                 2,266,448    2,441,588    2,460,946
      Payroll taxes                                   --           --         14,453
      Florida sales taxes                            5,965        4,478        4,371
                                                ----------   ----------   ----------

      TOTAL                                     $2,272,413   $2,446,066   $2,479,770
                                                ==========   ==========   ==========

4.  MANAGEMENT FEES                             $  683,536   $  655,936   $  734,716
                                                ==========   ==========   ==========
5.  RENTS
      Ground rent - 180 North Michigan Avenue   $   11,855   $   11,855   $   13,549
                                                ==========   ==========   ==========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                                   INITIAL COST TO             COST CAPITALIZED
                                                                       COMPANY             SUBSEQUENT TO ACQUISITION
                                                               ------------------------    -------------------------
                                                                            BUILDINGS
                                                                               AND                         CARRYING
                                  DESCRIPTION   ENCUMBRANCES      LAND     IMPROVEMENTS    IMPROVEMENTS      COST
                                  -----------   ------------   ----------  ------------    ------------    ---------
Fairplay Foods,                    Shopping
    Chicago, Illinois              Center         $2,100,000   $  429,877   $1,562,842     $     --        $  --

Naperville Office Court,           Office
    Naperville, Illinois           Building        4,481,725    1,796,459    3,321,535      2,211,048         --

180 North Michigan Avenue,         Office
    Chicago, Illinois              Building        7,274,875    1,061,120    6,550,000      6,327,269         --

Highland Park,                     Office
    Highland Park, Illinois        Building (A)    1,365,748      158,000    2,028,750      1,664,600         --

Waterfall Plaza,                   Shopping
    Orland Park, Illinois          Center          1,871,960      317,400    1,165,643        506,677         --



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                                       INITIAL COST TO
                                                                           COMPANY                     COST CAPITALIZED
                                                                 --------------------------     SUBSEQUENT TO ACQUISITION
                                                                                 BUILDINGS     ----------------------------
                                                                                  AND                            CARRYING
                                     DESCRIPTION   ENCUMBRANCES     LAND       IMPROVEMENTS    IMPROVEMENTS        COST
                                     -----------   ------------  -----------  --------------   ------------     -----------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,               Shopping
      Oak Lawn, Illinois             Center (B)   $ 2,784,561   $   429,456   $ 3,865,100        $   101,192      $    --

   Oak Lawn Square,                  Shopping
      Oak Lawn, Illinois             Center (B)       693,730       136,325     1,226,921            206,408           --

   Broadway Festival,                Shopping
      Chicago, Illinois              Center (B)     2,541,331       355,696     3,201,267            244,484           --

   Irving Kimball,                   Shopping
      Chicago, Illinois              Center (B)     1,317,099       180,521     1,624,686            197,597           --

   Melrose Kimball,                  Shopping
      Chicago, Illinois              Center (B)       985,093       155,195     1,396,752               --             --

   Archer Central,                   Shopping
      Chicago, Illinois              Center (B)     2,335,214       267,483     2,407,344            210,202           --

   Evergreen Commons,                Shopping
      Evergreen Park, Illinois       Center (B)       471,942        70,307       632,760             46,033           --

   111 and Western,                  Shopping
      Chicago, Illinois              Center (B)       550,302        76,295       686,652             33,279           --

   Diversey and Sheffield,           Shopping
      Chicago, Illinois              Center (B)     1,811,800       254,657     2,291,911             67,115           --

   Harlem North Shopping Center,     Shopping
      Oak Park, Illinois             Center (B)     2,537,930       310,000     2,790,000            187,596           --
                                                  -----------   -----------   -----------        -----------      ---------

      Total                                       $33,123,310   $ 5,998,791   $34,752,163        $12,003,500      $    --
                                                  ===========   ===========   ===========        ===========      =========



See Notes 1, 2 and 3 accompanying Schedule XI.
(A) Owned by M&J/Sheridan Limited Partnership; 89% owned subsidiary of First Wilkow Venture.
(B) Owned by M&J/Retail Limited Partnership; 53% owned subsidiary of First Wilkow Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                  GROSS AMOUNT AT WHICH CARRIED AT
                                          DECEMBER 31, 1998
                             ---------------------------------------
                                             BUILDINGS                                                                LIFE ON WHICH
                                                AND                     ACCUMULATED       DATE OF          DATE      DEPRECIATION IS
                                LAND       IMPROVEMENTS     TOTAL       DEPRECIATION    CONSTRUCTION     ACQUIRED        COMPUTED
                             -----------   ------------  -----------   -------------    ------------    ----------   ---------------
Fairplay Foods,
   Chicago, Illinois         $   429,877   $ 1,562,842   $ 1,992,719   $ 1,562,842          1963             1968        25 Years

Naperville Office
   Naperville, Illinois        1,796,459     5,532,583     7,329,042     2,152,479          1980             1986        25 Years

180 North Michigan Avenue,
  Chicago, Illinois            1,061,120    12,877,269    13,938,389     7,965,439          1926             1968        35 Years
                                                                                      Renovated in 1967

Highland Park,
   Highland Park, Illinois       158,000     3,693,350     3,851,350     1,144,526          1931             1988        30 Years
                                                                                      Renovated in 1972

Waterfall Plaza,
   Orland Park, Illinois         317,400     1,672,320     1,989,720       226,512          1980             1993        40 Years


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                       GROSS AMOUNT AT WHICH CARRIED AT
                                              DECEMBER 31, 1998
                                    ---------------------------------------
                                                  BUILDINGS                                                           LIFE ON WHICH
                                                     AND                       ACCUMULATED      DATE OF      DATE    DEPRECIATION IS
                                        LAND     IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION  ACQUIRED      COMPUTED
                                    -----------  ------------   -----------   ------------   ------------  --------  ---------------
Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois           $   429,456   $ 3,966,292   $ 4,395,748   $ 1,156,943       1986         1987       40 Years

    Oak Lawn Square,
       Oak Lawn, Illinois               136,325     1,433,329     1,569,654       377,441       1982         1987       40 Years

    Broadway Festival,
       Chicago, Illinois                355,696     3,445,751     3,801,447       949,849       1984         1987       40 Years

    Irving Kimball,
       Chicago, Illinois                180,521     1,822,283     2,002,804       447,207       1987         1988       40 Years

    Melrose Kimball,
       Chicago, Illinois                155,195     1,396,752     1,551,947       375,380       1987         1988       40 Years

    Archer Central,
       Chicago, Illinois                267,483     2,617,546     2,885,029       682,328       1985         1988       40 Years

    Evergreen Commons,
       Evergreen Park, Illinois          70,307       678,793       749,100       173,004       1987         1988       40 Years

    111 and Western,
       Chicago, Illinois                 76,295       719,931       796,226       186,730       1987         1988       40 Years

    Diversey and Sheffield,
       Chicago, Illinois                254,657     2,359,026     2,613,683       575,953       1984         1989       40 Years

    Harlem North Shopping Center,
       Oak Park, Illinois               310,000     2,977,596     3,287,596       395,579       1980         1993       40 Years
                                    -----------   -----------   -----------   -----------

TOTAL                               $ 5,998,791   $46,755,663   $52,754,454   $18,372,212
                                    ===========   ===========   ===========   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      BALANCE AT                                                     BALANCE
                                     BEGINNING OF   ADDITION                     OTHER CHARGES       AT END
                                         YEAR        AT COST      RETIREMENTS     ADD (DEDUCT)       OF YEAR
                                     ------------   --------      -----------    -------------       -------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1998

23 East Flagler - Department Store,
   Miami, Florida                     $   783,469   $      --     $   783,469     $    --          $      --

Fairplay Foods,
   Chicago, Illinois                    1,562,842          --            --            --            1,562,842

Naperville Office Court,
   Naperville, Illinois                 5,332,777       199,806          --            --            5,532,583

180 North Michigan Avenue,
   Chicago, Illinois                   12,690,030       414,387       227,148          --           12,877,269

Freeport Office,
   Dallas, Texas                             --            --            --            --                 --

Highland Park,
   Highland Park, Illinois              3,646,185        47,165          --            --            3,693,350

Waterfall Plaza,
   Orland Park, Illinois                1,672,320          --            --            --            1,672,320

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                    BALANCE AT                                                       BALANCE
                                   BEGINNING OF     ADDITION                     OTHER CHARGES       AT END
                                       YEAR          AT COST      RETIREMENTS     ADD (DEDUCT)       OF YEAR
                                   ------------     --------      -----------    -------------       -------
Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois           $ 3,966,292   $      --     $      --           $   --          $ 3,966,292

    Oak Lawn Square,
       Oak Lawn, Illinois             1,394,843        38,486          --               --            1,433,329

    Broadway Festival,
       Chicago, Illinois              3,358,499        87,252          --               --            3,445,751

    Irving Kimball,
       Chicago, Illinois              1,817,964         4,319          --               --            1,822,283

    Melrose Kimball,
       Chicago, Illinois              1,396,752          --            --               --            1,396,752

    Archer Central,
       Chicago, Illinois              2,617,546          --            --               --            2,617,546

    Evergreen Commons,
       Evergreen Park, Illinois         652,760        26,033          --               --              678,793

    111 and Western,
       Chicago, Illinois                719,931          --            --               --              719,931

    Diversey and Sheffield,
       Chicago, Illinois              2,307,879        51,147          --               --            2,359,026

    Harlem North Shopping Center,
       Oak Park, Illinois             2,942,155        35,441          --               --            2,977,596
                                    -----------   -----------   -----------         ----------      -----------
    TOTAL                           $46,862,244   $   904,036   $ 1,010,617         $   --          $46,755,663
                                    ===========   ===========   ===========         ==========      ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 - Continued

                                      BALANCE AT                                                       BALANCE
                                     BEGINNING OF   ADDITION                     OTHER CHARGES         AT END
                                         YEAR        AT COST      RETIREMENTS     ADD (DEDUCT)         OF YEAR
                                     ------------   --------      -----------    -------------       -----------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1997

23 East Flagler - Department Store,
   Miami, Florida                     $   695,759   $    87,710   $    --       $       --           $   783,469

Fairplay Foods,
   Chicago, Illinois                    1,562,842          --          --               --             1,562,842

Naperville Office Court,
   Naperville, Illinois                 5,280,411        52,366        --               --             5,332,777

180 North Michigan Avenue,
   Chicago, Illinois                   11,995,525       694,505        --               --            12,690,030

Freeport Office,
   Dallas, Texas                             --            --          --               --                  --

Highland Park,
   Highland Park, Illinois              3,567,887        78,298        --               --             3,646,185

Waterfall Plaza,
   Orland Park, Illinois                1,672,320          --          --               --             1,672,320

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                    BALANCE AT                                                        BALANCE
                                   BEGINNING OF   ADDITION                       OTHER CHARGES        AT END
                                       YEAR        AT COST        RETIREMENTS     ADD (DEDUCT)        OF YEAR
                                   ------------  -----------      -----------    -------------      -----------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois           $ 3,894,692   $    71,600      $    --        $      --          $ 3,966,292

   Oak Lawn Square,
      Oak Lawn, Illinois             1,313,304        81,539           --               --            1,394,843

   Broadway Festival,
      Chicago, Illinois              3,358,499          --             --               --            3,358,499

   Irving Kimball,
      Chicago, Illinois              1,727,824        90,140           --               --            1,817,964

   Melrose Kimball,
      Chicago, Illinois              1,396,752          --             --               --            1,396,752

   Archer Central,
      Chicago, Illinois              2,617,546          --             --               --            2,617,546

   Evergreen Commons,
      Evergreen Park, Illinois         652,760          --             --               --              652,760

   111 and Western,
      Chicago, Illinois                686,652        33,279           --               --              719,931

   Diversey and Sheffield,
      Chicago, Illinois              2,307,879          --             --               --            2,307,879

   Harlem North Shopping Center,
      Oak Park, Illinois             2,942,155          --             --               --            2,942,155
                                   ------------  -----------      -----------    -------------      -----------
   TOTAL                           $45,672,807   $ 1,189,437      $    --               --          $46,862,244
                                   ============  ===========      ===========    =============      ===========

FIRST WILKOW
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 - Continued


                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF     ADDITION                       OTHER CHARGES          AT END
                                               YEAR          AT COST       RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------   ----------      -----------     -------------       ------------
     BUILDINGS AND IMPROVEMENTS -
     YEAR ENDED DECEMBER 31, 1996

     23 East Flagler - Department Store,
        Miami, Florida                     $    695,759     $       -      $      -         $         -        $    695,759

     Fairplay Foods,
        Chicago, Illinois                     1,562,842             -             -                   -           1,562,842

     Naperville Office Court,
        Naperville, Illinois                  5,065,453       254,987        40,029                   -           5,280,411

     180 North Michigan Avenue,
        Chicago, Illinois                    11,870,761       124,764             -                   -          11,995,525

     Freeport Office,
        Dallas, Texas                        11,472,870             -             -         (11,472,870)                  -

     Highland Park,
        Highland Park, Illinois               3,517,726        50,161             -                   -           3,567,887

     Waterfall Plaza,
        Orland Park, Illinois                 1,639,404        32,916             -                   -           1,672,320

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF     ADDITION                       OTHER CHARGES          AT END
                                               YEAR          AT COST       RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------   ----------      -----------     -------------      -------------
   Ten Strip Shopping Centers:

       Oak Lawn Promenade,
          Oak Lawn, Illinois               $   3,880,389   $   14,303      $         -      $          -      $   3,894,692

       Oak Lawn Square,
          Oak Lawn, Illinois                   1,311,990        1,314                -                 -          1,313,304

       Broadway Festival,
          Chicago, Illinois                    3,347,234       11,265                -                 -          3,358,499

       Irving Kimball,
          Chicago, Illinois                    1,642,428       85,396                -                 -          1,727,824

       Melrose Kimball,
          Chicago, Illinois                    1,396,752            -                -                 -          1,396,752

       Archer Central,
          Chicago, Illinois                    2,617,546            -                -                 -          2,617,546

       Evergreen Commons,
          Evergreen Park, Illinois               652,760            -                -                 -            652,760

       111 and Western,
          Chicago, Illinois                      686,652            -                -                 -            686,652

       Diversey and Sheffield,
          Chicago, Illinois                    2,302,638        5,241                -                 -          2,307,879

       Harlem North Shopping Center,
          Oak Park, Illinois                   2,876,817       65,338                -                 -          2,942,155
                                           -------------   ----------      -----------     -------------      -------------
       TOTAL                               $  56,540,021   $  645,685      $    40,029      $(11,472,870)     $  45,672,807
                                           =============   ==========      ===========     =============      =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

2 -    RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
       DURING EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF     ADDITION                       OTHER CHARGES          AT END
                                               YEAR          AT COST       RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------   ----------      -----------     -------------      -------------
       YEAR ENDED DECEMBER 31, 1998

       23 East Flagler - Department Store,
         Miami, Florida                    $     695,759   $        -      $   695,759     $          -       $           -

       Fairplay Foods,
         Chicago, Illinois                     1,562,842            -                -                -           1,562,842

       Naperville Office Court,
         Naperville, Illinois                  1,936,004      216,475                -                -           2,152,479

       180 North Michigan Avenue,
         Chicago, Illinois                     7,688,546      504,041          227,148                -           7,965,439

       Freeport Office,
         Dallas, Texas                                 -            -                -                -                   -

       Highland Park,
         Highland Park, Illinois               1,016,901      127,625                -                -           1,144,526

       Waterfall Plaza,
         Orland Park, Illinois                   184,704       41,808                -                -             226,512

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF     ADDITION                       OTHER CHARGES          AT END
                                               YEAR          AT COST       RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------   -----------     -----------     -------------      -------------
   Ten Strip Shopping Centers:

       Oak Lawn Promenade,
          Oak Lawn, Illinois               $   1,057,786    $   99,157     $       -       $           -      $   1,156,943

       Oak Lawn Square,
          Oak Lawn, Illinois                     342,188        35,253             -                   -            377,441

       Broadway Festival,
          Chicago, Illinois                      864,757        85,092             -                   -            949,849

       Irving Kimball,
          Chicago, Illinois                      402,598        44,609             -                   -            447,207

       Melrose Kimball,
          Chicago, Illinois                      340,461        34,919             -                   -            375,380

       Archer Central,
          Chicago, Illinois                      616,889        65,439             -                   -            682,328

       Evergreen Commons,
          Evergreen Park, Illinois               156,487        16,517             -                   -            173,004

       111 and Western,
          Chicago, Illinois                      167,858        18,872             -                   -            186,730

       Diversey and Sheffield,
          Chicago, Illinois                      517,402        58,551             -                   -            575,953

       Harlem North Shopping Center,
          Oak Park, Illinois                     321,222        74,357             -                   -            395,579
                                           -------------   -----------     -----------     -------------      -------------
       TOTAL                               $  17,872,404    $1,422,715     $ 922,907       $           -      $  18,372,212
                                           =============   ===========     ===========     =============      =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF     ADDITION                       OTHER CHARGES          AT END
                                               YEAR          AT COST       RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------   -----------     -----------     -------------      -------------
   YEAR ENDED DECEMBER 31, 1997

   23 East Flagler - Department Store,
       Miami, Florida                      $     695,759   $         -     $        -      $           -      $     695,759

   Fairplay Foods,
       Chicago, Illinois                       1,562,842             -              -                  -          1,562,842

   Naperville Office Court,
       Naperville, Illinois                    1,724,097       211,907              -                  -          1,936,004

   180 North Michigan Avenue,
       Chicago, Illinois                       7,189,911       498,635              -                  -          7,688,546

   Freeport Office,
       Dallas, Texas                                   -             -              -                  -                  -

   Highland Park,
       Highland Park, Illinois                   891,655       125,246              -                  -          1,016,901

   Waterfall Plaza,
       Orland Park, Illinois                     142,896        41,808              -                  -            184,704

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF      ADDITION                      OTHER CHARGES          AT END
                                               YEAR           AT COST      RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------    -----------    -----------     -------------      -------------
   Ten Strip Shopping Centers:

     Oak Lawn Promenade,
        Oak Lawn, Illinois                 $     959,918   $     97,868    $         -     $          -       $   1,057,786

     Oak Lawn Square,
        Oak Lawn, Illinois                       308,461         33,727              -                -             342,188

     Broadway Festival,
        Chicago, Illinois                        780,794         83,963              -                -             864,757

     Irving Kimball,
        Chicago, Illinois                        359,073         43,525              -                -             402,598

     Melrose Kimball,
        Chicago, Illinois                        305,542         34,919              -                -             340,461

     Archer Central,
        Chicago, Illinois                        551,450         65,439              -                -             616,889

     Evergreen Commons,
        Evergreen Park, Illinois                 140,168         16,319              -                -             156,487

     111 and Western,
        Chicago, Illinois                        150,205         17,653              -                -             167,858

     Diversey and Sheffield,
        Chicago, Illinois                        459,705         57,697              -                -             517,402

     Harlem North Shopping Center,
        Oak Park, Illinois                       247,666         73,556              -                -             321,222
                                           -------------   ------------    -----------     -------------      -------------
     TOTAL                                 $  16,470,142   $  1,402,262    $         -     $          -       $  17,872,404
                                           =============   ============    ===========     =============      =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            BALANCE AT                                                           BALANCE
                                           BEGINNING OF     ADDITION                       OTHER CHARGES          AT END
                                               YEAR          AT COST       RETIREMENTS     ADD (DEDUCT)          OF YEAR
                                           -------------   -----------     -----------     -------------      -------------
   YEAR ENDED DECEMBER 31, 1996

   23 East Flagler - Department Store,
       Miami, Florida                      $     695,759   $         -     $         -     $           -      $     695,759

   Fairplay Foods,
       Chicago, Illinois                       1,562,842             -               -                 -          1,562,842

   Naperville Office Court,
       Naperville, Illinois                    1,528,906       206,013          10,822                 -          1,724,097

   180 North Michigan Avenue,
       Chicago, Illinois                       6,704,663       485,248               -                 -          7,189,911

   Freeport Office,
       Dallas, Texas                           4,370,870             -               -        (4,370,870)                 -

   Highland Park,
       Highland Park, Illinois                   769,619       122,036               -                 -            891,655

   Waterfall Plaza,
       Orland Park, Illinois                     101,714        41,182               -                 -            142,896

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                      BALANCE AT                                                         BALANCE
                                     BEGINNING OF        ADDITION                      OTHER CHARGES      AT END
                                        YEAR             AT COST        RETIREMENTS     ADD (DEDUCT)     OF YEAR
                                        ----             -------        -----------    ------------      -------
Ten Strip Shopping Centers:
     Oak Lawn Promenade,
       Oak Lawn, Illinois            $   862,691     $    97,227     $        --     $        --      $   959,918

     Oak Lawn Square,
        Oak Lawn, Illinois               275,639          32,822              --              --          308,461

     Broadway Festival,
       Chicago, Illinois                 696,988          83,806              --              --          780,794

     Irving Kimball,
       Chicago, Illinois                 317,592          41,481              --              --          359,073

     Melrose Kimball,
       Chicago, Illinois                 270,623          34,919              --              --          305,542

     Archer Central,
       Chicago, Illinois                 486,010          65,440              --              --          551,450

     Evergreen Commons,
       Evergreen Park, Illinois          123,848          16,320              --              --          140,168

     111 and Western,
       Chicago, Illinois                 133,039          17,166              --              --          150,205

     Diversey and Sheffield,
       Chicago, Illinois                 402,086          57,619              --              --          459,705

     Harlem North Shopping Center,
       Oak Park, Illinois                174,621          73,045              --              --          247,666
                                     -----------     -----------     -----------     -----------      -----------
     TOTAL                           $19,477,510     $ 1,374,324     $    10,822     $(4,370,870)     $16,470,142
                                     ===========     ===========     ===========     ===========      ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

3 -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES

                                                                     BUILDINGS
                                                                        AND
                                                 LAND               IMPROVEMENTS
                                                 ----               ------------
                                                                         (A)
     First Wilkow Venture:
       Fairplay Foods                         $   510,456          $    259,368
       180 North Michigan Avenue                1,081,659             4,901,044
       Naperville Office Court                    303,842             1,991,951
       Waterfall Plaza                            243,321               565,299
                                              -----------          ------------

           Subtotal                             2,139,278             7,717,662
                                              -----------          ------------
     Subsidiaries:
       Highland Park                              158,000             2,728,235
       Ten Strip Centers:
         Harlem North                             321,384             2,687,539
         Oak Lawn Promenade                       429,456             2,809,347
         Oak Lawn Square                          136,325             1,055,891
         Broadway Festival                        355,696             2,495,899
         Irving Kimball                           180,521             1,340,106
         Melrose Kimball                          155,195             1,021,372
         Archer Central                           267,483             1,935,219
         Evergreen Commons                         70,307               505,788
         111 and Western                           76,295               568,163
         Diversey and Sheffield                   254,657             1,783,077
                                              -----------          ------------

           Subtotal                             2,405,319            18,930,636
                                              -----------          ------------

           Total Consolidated                 $ 4,544,597          $ 26,648,298
                                              ===========          ============


(A) Net of accumulated depreciation

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1998:


     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         Registrant:
          L-C Office Partnership IV                                $  175,097       $    6,085         $60,379 (A)
          Realdal Venture                                                  --               --              --
          M&J/Westwood Limited Partnership                                 --               --              --
          XXI Office Plaza Associates                                 471,471           37,536              --
          M&J/Quorum Associates                                            --               --              --
          Hawdel Limited Partnership                                       --               --              --
          M&J/Grove Limited Partnership                               557,023               --              --
          Rosemont 28 Limited Partnership                             558,092               --           3,896 (A)
          First Ron Venture                                                --               --              --
          TOP Investors Limited Partnership                                --               --              --
                                                                   ----------       ----------         -------

           Total Registrant                                         1,761,683           43,621          64,275

          M&J/Crossroads Limited Partnership (B)                      217,673          283,394              --
                                                                   ----------       ----------         -------
     TOTAL INVESTMENTS - EQUITY METHOD                             $1,979,356       $  327,015         $64,275
                                                                   ==========       ==========         =======

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      --------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

         Registrant:
          L-C Office Partnership IV                      $     --      $  6,085     $   --      $  235,476
          Realdal Venture                                      --            --         --              --
          M&J/Westwood Limited Partnership                     --            --         --              --
          XXI Office Plaza Associates                          --            --         --         509,007
          M&J/Quorum Associates                                --            --         --              --
          Hawdel Limited Partnership                           --            --         --              --
          M&J/Grove Limited Partnership                    31,204        11,772         --         514,047
          Rosemont 28 Limited Partnership                   2,864            --         --         559,124
          First Ron Venture                                    --            --         --              --
          TOP Investors Limited Partnership                    --            --         --              --
                                                         --------      --------     --------    ----------

           Total Registrant                                34,068        17,857         --       1,817,654

          M&J/Crossroads Limited Partnership (B)               --       501,067         --              --
                                                         --------      --------     --------    ----------
     TOTAL INVESTMENTS - EQUITY METHOD                   $ 34,068      $518,924     $   --      $1,817,654
                                                         ========      ========     ========    ==========

     (A)  Additional investment.
     (B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998:

     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD

          M&J/Eden Prairie Limited Partnership                     $        -       $     5,327        $64,000 (B)
          Duke Realty Limited Partnership                             235,654            64,643              -
          Metro Class A Investors Limited
            Partnership                                                     -                 -              -
          Park 100 Equity Investors Limited
            Partnership                                                     -                 -              -
          Park 100 Mortgage Investors Limited
            Partnership                                                     -                 -              -
          M&J/Largo Limited Partnership                                     -                 -              -
          North LaSalle Street Limited Partnership                          -                 -              -
          Second Daltex Venture                                             -                 -              -
          21st M&J Associates                                          99,900                 -              -
          222 Fee Associates                                            6,728               392              -
          5601 N. Sheridan Associates                                  29,916             1,008              -
          First Candlewick Associates                                 125,950             6,600              -
          M&J/Two Market Limited Partnership                                -                 -              -
          Orhow Associates                                             70,000                 -              -
          Second Wilkow Venture                                        64,813             5,418              -
          Wilkow/Retail Partners Limited Partnership                    2,799               165              -
          544 Arizona Associates                                            -                 -              -
          Lake Cook Office Development IV                               1,224                49            422 (B)
          M&J/Hotel Investors Limited Partnership                     200,000            22,734              - (B)
          M&J/Mid Oak Limited Partnership                              70,000            11,127              - (B)
          Mid Oak Plaza LLC                                                 -                 -             10 (B)

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      --------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE EQUITY METHOD

          M&J/Eden Prairie Limited Partnership           $      -      $  5,327     $    -       $  64,000
          Duke Realty Limited Partnership                       -        64,643          -         235,654
          Metro Class A Investors Limited
            Partnership                                         -             -          -               -
          Park 100 Equity Investors Limited
            Partnership                                         -             -          -               -
          Park 100 Mortgage Investors Limited
            Partnership                                         -             -          -               -
          M&J/Largo Limited Partnership                         -             -          -               -
          North LaSalle Street Limited Partnership              -             -          -               -
          Second Daltex Venture                                 -             -          -               -
          21st M&J Associates                                   -             -          -          99,900
          222 Fee Associates                                    -           392          -           6,728
          5601 N. Sheridan Associates                           -         1,008          -          29,916
          First Candlewick Associates                           -         6,600          -         125,950
          M&J/Two Market Limited Partnership                    -             -          -               -
          Orhow Associates                                      -             -          -          70,000
          Second Wilkow Venture                                 -         5,418          -          64,813
          Wilkow/Retail Partners Limited Partnership            -           165          -           2,799
          544 Arizona Associates                                -             -          -               -
          Lake Cook Office Development IV                       -            49          -           1,646
          M&J/Hotel Investors Limited Partnership               -        22,734          -         200,000
          M&J/Mid Oak Limited Partnership                       -        11,127          -          70,000
          Mid Oak Plaza LLC                                     -             -          -              10

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


     YEAR ENDED DECEMBER 31, 1998:


     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

         Registrant:
          Fifth Arizona Associates                                      --          $       --      $       --
          Fifth Orlando Associates                                      --                  --              --
          Monterey Village Associates                                   --                  --              --
          Pre-Vest Associates                                           --                  --              --
          Seventh M&J Associates                                        --                  --              --
          First Apollo Associates                                       --                  --              --
          M&J/LaSalle Limited Partnership                            6,480                  --              --
          Wilkow/Grove Limited Partnership                              --                  --              --
          Wilkow/Metro Partners Limited
           Partnership                                                  --                  --              --
                                                                ----------          ----------      ----------
              Total Registrant                                     913,464             117,463          64,432

         M&J/Clarkfair Limited Partnership (A)                          --                  --         415,000 (B)
         Northlake Tower Limited Partnership (A)                   750,000             107,887              --
                                                                ----------          ----------      ----------
     TOTAL INVESTMENTS - COST METHOD                            $1,663,464          $  225,350      $  479,432
                                                                ==========          ==========      ==========

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      ----------
     INVESTMENTS IN PARTNERSHIPS ACCOUNTED
       FOR BY THE COST METHOD - Continued

         Registrant:
          Fifth Arizona Associates                       $     --      $     --     $   --        $       --
          Fifth Orlando Associates                             --            --         --                --
          Monterey Village Associates                          --            --         --                --
          Pre-Vest Associates                                  --            --         --                --
          Seventh M&J Associates                               --            --         --                --
          First Apollo Associates                              --            --         --                --
          M&J/LaSalle Limited Partnership                      --            --         --             6,480
          Wilkow/Grove Limited Partnership                     --            --         --                --
          Wilkow/Metro Partners Limited
           Partnership                                         --            --         --                --
                                                         ----------    -----------   ----------   ----------
              Total Registrant                                 --       117,463         --           977,896

         M&J/Clarkfair Limited Partnership (A)                 --            --         --           415,000
         Northlake Tower Limited Partnership (A)               --       107,887         --           750,000
                                                         ----------    -----------   ----------   ----------

     TOTAL INVESTMENTS - COST METHOD                     $     --      $225,350     $   --        $2,142,896
                                                         ==========    ===========   ==========   ==========

        (A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
        (B) Additional investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:


     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE EQUITY METHOD

     Registrant:
      L-C Office Partnership IV                                   $     --            $   --            $175,097 (A)
      Realdal Venture                                                   --                --                --
      M&J/Westwood Limited Partnership                                  --                --                --
      XXI Office Plaza Associates                                    433,935           37,536               --
      M&J/Quorum Associates                                             --                --                --
      Hawdel Limited Partnership                                     690,350              --                --
      M&J/Grove Limited Partnership                                  600,000              --                --
      Rosemont 28 Limited Partnership                                557,519              --               3,438 (A)
      First Ron Venture                                                 --                --                --
      TOP Investors Limited Partnership                                 --                --                --
                                                                  ----------          -------           --------
       Total Registrant                                            2,281,804           37,536            178,535


     M&J/Crossroads Limited Partnership (B)                          259,900              --                --
                                                                  ----------          -------           --------

 TOTAL INVESTMENTS - EQUITY METHOD                                $2,541,704          $37,536           $178,535
                                                                  ==========          =======           ========

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      --------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE EQUITY METHOD

     Registrant:
      L-C Office Partnership IV                           $    --    $     --     $    --       $  175,097
      Realdal Venture                                          --          --          --               --
      M&J/Westwood Limited Partnership                         --          --          --               --
      XXI Office Plaza Associates                              --          --          --          471,471
      M&J/Quorum Associates                                    --          --          --               --
      Hawdel Limited Partnership                               --       690,350        --               --
      M&J/Grove Limited Partnership                          31,205      11,772        --          557,023
      Rosemont 28 Limited Partnership                         2,865        --          --          558,092
      First Ron Venture                                        --          --          --               --
      TOP Investors Limited Partnership                        --          --          --               --
                                                          ---------  ----------   ---------     ----------

       Total Registrant                                      34,070     702,122        --        1,761,683


     M&J/Crossroads Limited Partnership (B)                  12,527      29,700        --          217,673
                                                          ---------  ----------   ---------     ----------

 TOTAL INVESTMENTS - EQUITY METHOD                        $  46,597  $  731,822   $    --       $1,979,356
                                                          =========  ==========   =========     ==========

(A) Additional investment.
(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:


     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE COST METHOD

     Duke Realty Limited Partnership                              $  468,904         $  876,332 (C)     $     --
     Metro Class A Investors Limited
       Partnership                                                      --                 --                 --
     Park 100 Equity Investors Limited
       Partnership                                                      --                 --                 --
     Park 100 Mortgage Investors Limited
       Partnership                                                      --                 --                 --
     M&J/Largo Limited Partnership                                   575,227             40,157 (C)           --
     North LaSalle Street Limited Partnership                           --                 --                 --
     Second Daltex Venture                                              --                 --                 --
     21st M&J Associates                                              99,900               --                 --
     222 Fee Associates                                                6,728                290               --
     5601 N. Sheridan Associates                                      29,916                864               --
     First Candlewick Associates                                     125,950              6,050               --
     M&J/Two Market Limited Partnership                                 --                 --                 --
     Orhow Associates                                                 70,000               --                 --
     Second Wilkow Venture                                            64,813              6,107               --
     Wilkow/Retail Partners Limited Partnership                        2,799                111               --
     544 Arizona Associates                                             --                 --                 --
     Lake Cook Office Development IV                                    --                 --              1,224 (B)
     M&J/Hotel Investors Limited Partnership                            --                 --            200,000 (B)
     M&J/Mid Oak Limited Partnership                                    --                 --             70,000 (B)

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      --------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE COST METHOD

     Duke Realty Limited Partnership                      $    --   $  81,305     $1,028,277    $  235,654
     Metro Class A Investors Limited
       Partnership                                             --        --             --            --
     Park 100 Equity Investors Limited
       Partnership                                             --        --             --            --
     Park 100 Mortgage Investors Limited
       Partnership                                             --        --             --            --
     M&J/Largo Limited Partnership                             --   6  15,384           --            --
     North LaSalle Street Limited Partnership                  --        --             --            --
     Second Daltex Venture                                     --        --             --            --
     21st M&J Associates                                       --        --             --          99,900
     222 Fee Associates                                        --         290           --           6,728
     5601 N. Sheridan Associates                               --         864           --          29,916
     First Candlewick Associates                               --       6,050           --         125,950
     M&J/Two Market Limited Partnership                        --        --             --            --
     Orhow Associates                                          --        --             --          70,000
     Second Wilkow Venture                                     --       6,107           --          64,813
     Wilkow/Retail Partners Limited Partnership                --         111           --           2,799
     544 Arizona Associates                                    --        --             --            --
     Lake Cook Office Development IV                           --        --             --           1,224
     M&J/Hotel Investors Limited Partnership                   --        --             --         200,000
     M&J/Mid Oak Limited Partnership                           --        --             --          70,000

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:


     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE COST METHOD - Continued

      Registrant:
          Fifth Arizona Associates                                $     --           $     --       $     --
          Fifth Orlando Associates                                      --                 --             --
          Monterey Village Associates                                   --                 --             --
          Pre-Vest Associates                                           --                 --             --
          Seventh M&J Associates                                        --                 --             --
          First Apollo Associates                                       --                 --             --
          M&J/LaSalle Limited Partnership                              6,480               --             --
          Wilkow/Grove Limited Partnership                              --                 --             --
          Wilkow/Metro Partners Limited
              Partnership                                               --                 --             --
                                                                  ----------         ----------     ----------

              Total Registrant                                     1,450,717            929,911        271,224

      Northlake Tower Limited Partnership (A)                      1,187,628            902,921           --
                                                                  ----------         ----------     ----------

 TOTAL INVESTMENTS - COST METHOD                                  $2,638,345         $1,832,832     $  271,224
                                                                  ==========         ==========     ==========

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      --------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE COST METHOD - Continued

      Registrant:
          Fifth Arizona Associates                        $     --    $     --    $     --      $     --
          Fifth Orlando Associates                              --          --          --            --
          Monterey Village Associates                           --          --          --            --
          Pre-Vest Associates                                   --          --          --            --
          Seventh M&J Associates                                --          --          --            --
          First Apollo Associates                               --          --          --            --
          M&J/LaSalle Limited Partnership                       --          --          --           6,480
          Wilkow/Grove Limited Partnership                      --          --          --            --
          Wilkow/Metro Partners Limited
              Partnership                                       --          --          --            --
                                                          ----------  ----------  ----------    ----------
              Total Registrant                                  --       710,111   1,028,277       913,464

      Northlake Tower Limited Partnership (A)                   --     1,340,549        --         750,000
                                                          ----------  ----------  ----------    ----------

 TOTAL INVESTMENTS - COST METHOD                          $     --    $2,050,660  $1,028,277    $1,663,464
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

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1996:


     COLUMN A                                                      COLUMN B                  COLUMN C
     --------                                                      --------                  --------

                                                                  BALANCE AT                ADDITIONS
                                                                 BEGINNING OF      ---------------------------
                                                                    YEAR             INCOME           OTHER
                                                                -------------      ------------     ----------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE EQUITY METHOD

     Registrant:
      L-C Office Partnership IV                                  $    -           $     --           $    --
      Realdal Venture                                                 -                 --                --
      M&J/Westwood Limited Partnership                                -                 --                --
      XXI Office Plaza Associates                                   406,644         27,291
      M&J/Quorum Associates                                           -                 --                --
      Hawdel Limited Partnership                                    854,014             --                --
      M&J/Grove Limited Partnership                                 296,324        208,519              98,100 (A)
      Rosemont 28 Limited Partnership                               557,182             --               3,896 (A)
      First Ron Venture                                               -                 --                --
      TOP Investors Limited Partnership                               -                 --                --
                                                                 ----------       --------           ---------
         Total Registrant                                         2,114,164        235,810             101,996

     M&J/Crossroads Limited Partnership (B)                         297,000             --                --
                                                                 ----------       --------           ---------

 TOTAL INVESTMENTS - EQUITY METHOD                               $2,411,164       $235,810           $ 101,996
                                                                 ==========       ========           =========

                                                                     COLUMN D                     COLUMN E
                                                                     --------                     --------

                                                                     DEDUCTIONS                    BALANCE
                                                      --------------------------------------        AT END
                                                         LOSS          DRAWS         OTHER         OF YEAR
                                                      -----------    ----------     --------      --------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE EQUITY METHOD

     Registrant:
      L-C Office Partnership IV                           $     --      $    --      $  --       $   --
      Realdal Venture                                           --           --         --           --
      M&J/Westwood Limited Partnership                          --           --         --           --
      XXI Office Plaza Associates                               --           --         --          433,935
      M&J/Quorum Associates                                     --           --         --           --
      Hawdel Limited Partnership                           163,664 (C)       --         --          690,350
      M&J/Grove Limited Partnership                             --        2,943         --          600,000
      Rosemont 28 Limited Partnership                        3,559           --         --          557,519
      First Ron Venture                                         --           --         --           --
      TOP Investors Limited Partnership                         --           --         --           --
                                                          --------      -------      -------     ----------
         Total Registrant                                  167,223        2,943         --        2,281,804

     M&J/Crossroads Limited Partnership (B)                 23,349       13,751         --          259,900
                                                          --------      -------      -------     ----------

 TOTAL INVESTMENTS - EQUITY METHOD                        $190,572      $16,694      $  --       $2,541,704
                                                          ========      =======      =======     ==========

       (A) Additional investment.

       (B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

       (C) Includes estimated loss on the 1997 disposition of the investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1996:


     COLUMN A                                  COLUMN B                  COLUMN C                      COLUMN D             COLUMN E
     --------                                  --------                  --------                      --------             --------

                                              BALANCE AT                ADDITIONS                    DEDUCTIONS              BALANCE
                                             BEGINNING OF      -----------------------  ---------------------------------     AT END
                                                YEAR             INCOME       OTHER        LOSS        DRAWS      OTHER      OF YEAR
                                            -------------      ------------ ----------  -----------  ----------  --------   --------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

   Duke Realty Limited Partnership              $468,904          $100,502    $  --        $   --      $100,502   $  --     $468,904
   Metro Class A Investors Limited
     Partnership                                    --                --         --            --          --        --         --
   Park 100 Equity Investors Limited
     Partnership                                    --                --         --            --          --        --         --
   Park 100 Mortgage Investors Limited
     Partnership                                    --                --         --            --          --        --         --
   M&J/Largo Limited Partnership                 694,227              --         --         119,000 (C)    --        --      575,227
   North LaSalle Street Limited Partnership         --                --         --            --          --        --         --
   Second Daltex Venture                            --                --         --            --          --        --         --
   21st M&J Associates                            99,900              --         --            --          --        --       99,900
   222 Fee Associates                              6,728               319       --            --           319      --        6,728
   5601 N. Sheridan Associates                    29,916               576       --            --           576      --       29,916
   First Candlewick Associates                   125,950            22,055       --            --        22,055      --      125,950
   M&J/Two Market Limited Partnership               --                --         --            --          --        --         --
   Orhow Associates                               70,000              --         --            --          --        --       70,000
   Second Wilkow Venture                          64,813             2,364       --            --         2,364      --       64,813
   Wilkow/Retail Partners Limited Partnership      2,799               120       --            --           120      --        2,799
   544 Arizona Associates                           --                --         --            --          --        --         --

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1996:


 COLUMN A                                      COLUMN B                 COLUMN C                     COLUMN D               COLUMN E
 --------                                      --------                 --------                     --------               --------

                                              BALANCE AT               ADDITIONS                     DEDUCTIONS              BALANCE
                                             BEGINNING OF     -----------------------   ---------------------------------     AT END
                                                YEAR            INCOME       OTHER         LOSS        DRAWS      OTHER      OF YEAR
                                            -------------     ------------ ----------   -----------  ----------  --------   --------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

     Registrant:
         Fifth Arizona Associates               $     --        $   --       $   --       $  --      $    --     $  --    $    --
         Fifth Orlando Associates                     --            --           --          --           --        --         --
         Monterey Village Associates                  --            --           --          --           --        --         --
         Pre-Vest Associates                          --            --           --          --           --        --         --
         Seventh M&J Associates                       --            --           --          --           --        --         --
         First Apollo Associates                      --            --           --          --           --        --         --
         M&J/LaSalle Limited Partnership             6,480          --           --          --           --        --         6,480
         Wilkow/Grove Limited Partnership             --            --           --          --           --        --         --
         Wilkow/Metro Partners Limited
           Partnership                                --            --           --          --           --        --         --
                                                ----------      --------     -------     --------    --------    -----    ----------

              Total Registrant                   1,569,717       125,936         --       119,000     125,936       --     1,450,717

     Northlake Tower Limited Partnership (A)     1,149,641        84,669      37,987 (B)     --        84,669       --     1,187,628
                                                ----------      --------     -------     --------    --------    -----    ----------

  TOTAL INVESTMENTS - COST METHOD               $2,719,358      $210,605     $37,987     $119,000    $210,605    $  --    $2,638,345
                                                ==========      ========     =======     ========    ========    =====    ==========

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

                                   FIRST WILKOW VENTURE

                                   By:  Marc R. Wilkow
                                        ----------------------------------------
                                        Marc R. Wilkow, General Partner and
                                        President of M&J Wilkow, Ltd., its
                                        Managing Agent


DATED: March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 25, 1999.

                                   Clifton J. Wilkow
                                   --------------------------------------------
                                   Clifton J. Wilkow, General Partner and
                                   Executive Vice President of
                                   M&J Wilkow, Ltd.



                                   Thomas Harrigan
                                   ---------------------------------------------
                                   Thomas Harrigan, Vice President of
                                   M&J Wilkow, Ltd.

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