Form 10-Q
period 1999-03-31
FIRST WILKOW VENTURE
filed 1999-05-07
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to _____________________

                           Commission File No. 0-7798

                              FIRST WILKOW VENTURE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ILLINOIS                                             36-6169280
--------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                     60601
--------------------------------------------               ---------------------
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
                           CONSOLIDATED BALANCE SHEET


                                                                               March 31,
                                                                                 1999         December 31,
                                                                              (Unaudited)        1998
                                                                              -------------  -------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:

          Land                                                                 $ 5,998,791   $ 5,998,791
          Buildings and Improvements                                            46,797,891    46,755,663
          Fixtures and Equipment                                                   113,105       113,106
                                                                               -----------   -----------
                      Total                                                     52,909,787    52,867,560
          Less-Accumulated Depreciation                                         18,822,866    18,462,083
                                                                               -----------   -----------
                      Net Real Estate                                           34,086,921    34,405,477
Investment in Real Estate Partnerships                                           4,328,359     3,960,550
                                                                               -----------   -----------
                      Total                                                     38,415,280    38,366,027
                                                                               -----------   -----------

LOANS RECEIVABLE                                                                 3,393,825     1,847,019
                                                                               -----------   -----------

OTHER ASSETS

          Cash                                                                     421,939       274,406
          Certificates of Deposit                                                  975,000     4,825,000
          Certificates of Deposit - Restricted                                     250,000       250,000
          Receivable                                                               686,470       825,457
          Prepaid Expenses                                                           4,274         3,837
          Deposits                                                                 784,402     1,050,525
          Deferred Charges                                                       1,324,630     1,339,072
                                                                               -----------   -----------
                      Total                                                      4,446,714     8,568,297
                                                                               -----------   -----------

                      TOTAL ASSETS                                             $46,255,820   $48,781,343
                                                                               ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

          Mortgages Payable                                                    $31,200,713   $33,123,310
          Notes Payable                                                             11,027        11,027
                                                                               -----------   -----------
                      Total                                                     31,211,740    33,134,337
                                                                               -----------   -----------

OTHER LIABILITIES

          Accounts Payable and Accrued Expenses                                    386,879       120,911
          Accrued Property Taxes                                                 1,936,354     2,353,683
          Deferred State Income Taxes                                              200,000       200,000
          Security Deposits and Prepaid Rent                                       461,494       925,340
          Accrued Interest                                                          34,766        34,500
                                                                               -----------   -----------
                      Total                                                      3,019,493     3,634,434
                                                                               -----------   -----------

MINORITY INTEREST                                                                1,657,094     1,715,413
                                                                               -----------   -----------

PARTNERS' CAPITAL    (170,916 units authorized and issued)                      10,367,492    10,297,159
                                                                               -----------   -----------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $46,255,820   $48,781,343
                                                                               ===========   ===========


Note: Balance Sheet at 12/31/98 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                               Three Months
                                               Ended March 31,
                                         -------------------------
                                             1999          1998
                                         -----------   -----------
REVENUES

        Rental Income                    $ 2,474,608   $ 2,429,441
        Interest Income                      110,896        76,248
        Other Income                               0             0
                                         -----------   -----------
                                           2,585,504     2,505,689
                                         -----------   -----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

        Share of Net Income (Loss)            63,622         6,296
                                         -----------   -----------
                                              63,622         6,296
                                         -----------   -----------

EXPENSES

        Operating Expenses                   549,571       595,901
        Real Estate Taxes                    595,231       635,239
        Depreciation and Amortization        448,949       441,192
        Interest Expense                     655,595       638,881
        General and Administrative           286,621       105,622
                                         -----------   -----------
                                           2,535,966     2,416,835
                                         -----------   -----------

INCOME (LOSS) BEFORE
        MINORITY INTEREST
        AND TAXES                            113,160        95,150

MINORITY INTEREST IN
        SUBSIDIARIES NET INCOME/LOSS          16,993       (52,482)

PROVISION FOR STATE
        INCOME TAXES                               0             0
                                         -----------   -----------

NET INCOME (LOSS)                        $   130,153   $    42,668
                                         ===========   ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS       170,916       170,916

NET INCOME (LOSS)/PER UNIT               $      0.76   $      0.25
                                         ===========   ===========

DISTRIBUTION PER UNIT                    $      0.35   $      0.25
                                         ===========   ===========

NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                       ---------------------------
                                                                          1999            1998
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                      $   130,153    $    42,668

Non Cash Items Included in Net Income

              Minority Interest in Subsidiaries Net Income/Loss            (16,993)        52,482
              Depreciation and Amortization                                448,948        441,192
              Amortization of Debt Forgiveness Income                            0        (17,861)
              (Decrease) Increase in Net Payable and Accrued Expense      (210,268)      (162,522)
              Share of Partnership's Net (Income) Loss                     (63,622)        (6,296)
                                                                       -----------    -----------

Total Cash Provided (Used) from Operating Activities                       288,218        349,663
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                  55,439        552,302
              (Increase) in Land and Buildings                             (42,632)       (55,781)
              Investment in Partnerships                                  (359,625)       (78,896)
              (Decrease) Increase in Minority Interest                     (41,325)       (27,550)
              (Decrease) Increase in Mortgage and Notes Payable         (1,805,686)      (218,487)
              (Increase) Decrease in Mortgage and Notes Receivable      (1,546,806)          --
              Investment in Deferred Charges                               (73,318)      (166,528)
                                                                       -----------    -----------

Total Cash Provided (Used) from Investing Activities                    (3,813,953)         5,060
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                                (59,821)       (42,729)
              Mortgage Principal Payments                                 (116,910)      (133,618)
                                                                       -----------    -----------

Total Cash Provided (Used) from Financing Activities                      (176,731)      (176,347)
                                                                       -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (3,702,466)       178,376

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                               5,099,406      3,186,660
                                                                       -----------    -----------

CASH AND EQUIVALENTS - END OF PERIOD                                   $ 1,396,940    $ 3,365,036
                                                                       ===========    ===========


                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


1.       Financial Statements

         The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

         Reference is made to the Partnership's annual report for the year ended December 31, 1998, for a description of other accounting policies and additional details for the Partnership's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2.       Subsequent Events

         On April 10, 1999, the Partnership made a distribution to its partners in the amount of $341,832.00 or $2.00 per unit based on 170,916 units outstanding at March 31, 1999.

         On April 1, 1999, an outlot parcel on a property owned by M&J/Retail Limited Partnership, Broadway Festival, consisting of 6,000 square feet was sold for a net gain on sale of $26,390.51. The mortgage debt encumbering another property owned by M&J/Retail Limited Partnership, 111th and Western, in the amount of $545,823.20 was paid in full on April 1, 1999.

         On April 2, 1999, a loan receivable from Arlington LLC was paid down by $90,012.44.

         On April 6, 1999, a portion of a property owned by M&J/Retail Limited Partnership, Diversey & Sheffield, consisting of 3,355 square feet was sold for a net gain on sale of $199,205.

         On April 14, 1999, a property owned by M&J/Retail Limited Partnership, Oak Lawn Square shopping center in Oak Lawn, Illinois, was refinanced with Banc One Mortgage. The principal of the new first mortgage loan is $900,000 bearing interest at an annual rate of 8.03%. The existing mortgage loan of $683,821 was paid off resulting in net refinancing proceeds of $185,425.

         On April 15, 1999, M&J/Retail Limited Partnership paid off a loan made by the Registrant in the amount of $1,000,000 plus accrued interest of $4,618.06.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 1999


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1998 for a discussion of the partnership's business.

         On January 10, 1999, the Partnership made a distribution to its partners in the amount of $59,820.60, or $.35 per unit.

         On February 10 and March 31, 1999, additional loans were made to Arlington LLC for the purchase of land parcels in the amounts of $365,106.61 and $178,174.88, respectively.

         On March 31, 1999, the mortgage debt encumbering a property owned by M&J/Retail Limited Partnership, Diversey & Sheffield, in the amount of $1,805,685.86 was paid in full. A new first mortgage loan of $1,300,000 bearing an annual interest rate of 7.95% was provided by Column Financial on April 12, 1999.


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

                                     REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 1999 and 1998.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST WILKOW VENTURE




                                      By:  Marc R. Wilkow
                                           -------------------------------------
                                           Marc R. Wilkow, General Partner and
                                           President of M & J Wilkow, Ltd., its
                                           Managing Agent


DATED: May 5, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 11, 1999.





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