Form 10-Q
period 1999-06-30
FIRST WILKOW VENTURE
filed 1999-08-11
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                           Commission File No. 0-7798
                                               ---------------

                              FIRST WILKOW VENTURE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              ILLINOIS                                     36-6169280
--------------------------------------          --------------------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                      Identification No.)


  180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                    60601
--------------------------------------------------      ------------------------
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
                           CONSOLIDATED BALANCE SHEET

                                                                June 30,
                                                                  1999        December 31,
                                                              (Unaudited)         1998
                                                              -----------     -----------
                                          ASSETS
                                          ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
-------------------------------------------------------

Real Estate:

     Land                                                     $ 5,883,228     $ 5,998,791
     Buildings and Improvements                                46,032,334      46,755,663
     Fixtures and Equipment                                       113,105         113,106
                                                              -----------     -----------
            Total                                              52,028,667      52,867,560
     Less-Accumulated Depreciation                             18,896,990      18,462,083
                                                              -----------     -----------
            Net Real Estate                                    33,131,677      34,405,477
Investment in Real Estate Partnerships                          4,331,147       3,960,550
                                                              -----------     -----------
            Total                                              37,462,824      38,366,027
                                                              -----------     -----------

LOANS RECEIVABLE                                                4,554,338       1,847,019
----------------                                              -----------     -----------

OTHER ASSETS
------------

     Cash                                                         915,754         274,406
     Certificates of Deposit                                      880,000       4,825,000
     Certificates of Deposit - Restricted                         250,000         250,000
     Receivable                                                   872,343         825,457
     Prepaid Expenses                                               5,264           3,837
     Deposits                                                   1,221,300       1,050,525
     Deferred Charges                                           1,360,606       1,339,072
                                                              -----------     -----------
            Total                                               5,505,267       8,568,297
                                                              -----------     -----------

            TOTAL ASSETS                                      $47,522,430     $48,781,343
            ------------                                      ===========     ===========

                            LIABILITIES AND PARTNERS' CAPITAL
                            ---------------------------------

MORTGAGES AND LOANS PAYABLE
---------------------------

     Mortgages Payable                                        $32,054,013     $33,123,310
     Notes Payable                                                 11,027          11,027
                                                              -----------     -----------
            Total                                              32,065,040      33,134,337
                                                              -----------     -----------

OTHER LIABILITIES
-----------------

     Accounts Payable and Accrued Expenses                         69,396         120,911
     Accrued Property Taxes                                     2,439,617       2,353,683
     Deferred State Income Taxes                                  200,000         200,000
     Security Deposits and Prepaid Rent                           450,445         925,340
     Accrued Interest                                              35,035          34,500
                                                              -----------     -----------
            Total                                               3,194,494       3,634,434
                                                              -----------     -----------

MINORITY INTEREST                                               1,815,508       1,715,413
-----------------                                             -----------     -----------

PARTNERS' CAPITAL  (170,916 units authorized and issued)       10,447,387      10,297,159
-----------------                                             -----------     -----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $47,522,430     $48,781,343
     ---------------------------------------                  ===========     ===========

Note: Balance Sheet at 12/31/98 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                               Three Months                 Six Months
                                              Ended June 30,              Ended June 30,
                                         -----------------------     ------------------------
                                            1999         1998           1999          1998
                                         ----------   ----------     ----------    ----------
REVENUES
--------

    Rental Income                        $2,597,850   $2,456,113     $5,072,458    $4,885,554
    Interest Income                         121,631       65,697        232,528       141,945
    Other Income                            225,596            0        225,596             0
                                         ----------   ----------     ----------    ----------
                                          2,945,077    2,521,810      5,530,581     5,027,499
                                         ----------   ----------     ----------    ----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
--------------------------------------

    Share of Net Income (Loss)               56,515        5,652        120,137        11,948
                                         ----------   ----------     ----------    ----------
                                             56,515        5,652        120,137        11,948
                                         ----------   ----------     ----------    ----------

EXPENSES
--------

    Operating Expenses                      561,043      617,852      1,276,884     1,213,753
    Real Estate Taxes                       580,851      614,163      1,176,082     1,249,402
    Depreciation and Amortization           437,266      457,318        886,215       898,510
    Interest Expense                        609,093      689,594      1,264,688     1,328,476
    General and Administrative              191,874      177,206        312,225       282,828
                                         ----------   ----------     ----------    ----------
                                          2,380,127    2,556,133      4,916,093     4,972,969
                                         ----------   ----------     ----------    ----------

INCOME (LOSS) BEFORE
--------------------
    MINORITY INTEREST
    -----------------
    AND TAXES                               621,466      (28,671)       734,625        66,478
    ---------

MINORITY INTEREST IN
--------------------
    SUBSIDIARIES NET INCOME/LOSS           (199,739)       6,402       (182,746)      (46,080)
    ----------------------------

PROVISION FOR STATE
-------------------
    INCOME TAXES                                  0            0              0             0
    ------------                         ----------   ----------     ----------    ----------

NET INCOME (LOSS)                        $  421,727     ($22,269)    $  551,880    $   20,398
-----------------                        ==========   ==========     ==========    ==========


UNITS USED TO COMPUTE PER UNIT AMOUNTS      170,916      170,916        170,916       170,916

NET INCOME (LOSS)/PER UNIT               $     2.47       ($0.13)    $     3.23    $     0.12
                                         ==========   ==========     ==========    ==========

DISTRIBUTION PER UNIT                    $     2.00   $     3.70     $     2.35    $     3.95
                                         ==========   ==========     ==========    ==========

NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                       --------------------------
                                                                          1999            1998
                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net Income (Loss)                                                      $  551,880      $   20,398

Non Cash Items Included in Net Income

       Minority Interest in Subsidiaries Net Income/Loss                  182,746          46,080
       Depreciation and Amortization                                      886,215         898,510
       Amortization of Debt Forgiveness Income                                  0         (35,676)
       Net (gain) loss on disposal of land, building and improvements  (1,125,671)              0
       (Decrease) Increase in Net Payable and Accrued Expense            (659,028)       (225,532)
       Share of Partnership's Net (Income) Loss                          (120,137)        (11,948)
                                                                       ----------      ----------

Total Cash Provided (Used) from Operating Activities                     (283,996)        691,832
                                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

       Partnership Investment Draws                                       103,771         602,894
       Cash Proceeds from sale of Real Estate                           1,125,671               0
       (Increase) Decrease in Land and Buildings                          550,399        (491,634)
       Investment in Partnerships                                        (354,231)       (508,081)
       (Decrease) Increase in Minority Interest                           (82,650)       (110,200)
       (Decrease) Increase in Mortgage and Notes Payable                2,200,000       8,947,513
       (Increase) Decrease in Mortgage and Notes Receivable            (2,707,319)          2,000
       Investment in Deferred Charges                                    (184,348)       (621,248)
                                                                       ----------      ----------

Total Cash Provided (Used) from Investing Activities                      651,293       7,821,244
                                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

       Cash Distribution to Partners                                     (401,653)       (675,118)
       Mortgage Principal Payments                                     (3,269,296)     (7,395,362)
                                                                       ----------      ----------

Total Cash Provided (Used) from Financing Activities                   (3,670,949)     (8,070,480)
                                                                       ----------      ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (3,303,651)        442,596

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                              5,099,406       3,186,660
------------------------------------------                             ----------      ----------

CASH AND EQUIVALENTS - END OF PERIOD                                   $1,795,755      $3,629,256
------------------------------------                                   ==========      ==========

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

2.       Subsequent Events

         On July 10, 1999, the Partnership made a distribution to its partners in the amount of $85,458.00 or $.50 per unit based on 170,916 units outstanding at June 30, 1999.

         On July 29, 1999, the property owned by the Partnership at 47th and Halsted was sold for $3,300,000. This resulted in paying off of the notes payable in the amount of $1,455,000 and $600,000 for a net gain on sale of $1,248,730.58.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 1999


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1998 for a discussion of the partnership's business.

         On January 10, 1999, the Partnership made a distribution to its partners in the amount of $59,820.60, or $.35 per unit.

         On January 6, 1999, loans were made to Orhow, Cenbuil, and 21st M&J Venture in the amounts of $315,785, $274,000, and $413,740 respectively.

         On January 6, 1999, the Partnership made an additional investment in XXI Office Plaza Associates in the amount of $359,625. On April 9, 1999, Partnership received a 9% return on this investment equal to $5,394.38.

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

         On April 1, 1999, an outlot parcel on a property owned by M&J/Retail Limited Partnership, Broadway Festival, consisting of 6,000 square feet was sold for a net gain on sale of $26,390.51, classified as Other Income on the Consolidated Statement of Operations.. The mortgage debt encumbering another property owned by M&J/Retail Limited Partnership, 111th and Western, in the amount of $545,823.20 was paid in full on April 1, 1999.

         On April 2, 1999, a loan receivable from Arlington LLC was paid down by $89,487.44. On May 3, 1999, an additional loan was made to Arlington LLC for the purchase of land parcels in the amount of $100,000.

         On April 6, 1999, a portion of a property owned by M&J/Retail Limited Partnership, Diversey & Sheffield, consisting of 3,355 square feet was sold for a net gain on sale of $199,205, classified as Other Income on the Consolidated Statement of Operations.

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

         On June 29, 1999, a loan was made to M&J/NCT Louisville, LP in the amount of $1,150,000 for the purchase of a 40-story, 723,300 square foot Class A office building located in Louisville, KY.

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

                                     REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 1999 and 1998.


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



                              FIRST WILKOW VENTURE




                               By:  Marc R. Wilkow
                                    --------------------------------------
                                    Marc R. Wilkow, General Partner and
                                    President of M & J Wilkow, Ltd., its
                                    Managing Agent


DATED: August 10, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 10, 1999.





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