Form 10-Q
period 1999-09-30
FIRST WILKOW VENTURE
filed 1999-11-12
CIK 37070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                       --------------------------------------
                                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        ----------------------  ---------------

                                   Commission File No.    0-7798
                                                       --------------

                             FIRST  WILKOW VENTURE
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             ILLINOIS                                   36-6169280
--------------------------------------           --------------------------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                    Identification No.)


180 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS               60601
--------------------------------------------          ----------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (312) 726-9622
                                                    --------------------------

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
         YES   X      NO
             -----        ----

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                          September 30,
                                                              1999         December 31,
                                                           (Unaudited)         1998
                                                          -------------    ------------
                               ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:

   Land                                                    $ 5,453,351     $ 5,998,791
   Buildings and Improvements                               44,625,977      46,755,663
   Fixtures and Equipment                                      113,105         113,106
                                                           -----------     -----------
          Total                                             50,192,433      52,867,560
   Less-Accumulated Depreciation                            17,698,937      18,462,083
                                                           -----------     -----------
          Net Real Estate                                   32,493,496      34,405,477
Investment in Real Estate Partnerships                       5,351,954       3,960,550
                                                           -----------     -----------
          Total                                             37,845,450      38,366,027
                                                           -----------     -----------

LOANS RECEIVABLE                                               818,087       1,847,019
                                                           -----------     -----------
OTHER ASSETS

   Cash                                                      1,610,131         274,406
   Certificates of Deposit                                   4,330,000       4,825,000
   Certificates of Deposit - Restricted                        250,000         250,000
   Receivable                                                  621,778         825,457
   Prepaid Expenses                                              6,306           3,837
   Deposits                                                  1,746,739       1,050,525
   Deferred Charges                                          1,367,506       1,339,072
                                                           -----------     -----------
          Total                                              9,932,459       8,568,297
                                                           -----------     -----------

          TOTAL ASSETS                                     $48,595,996     $48,781,343
                                                           ===========     ===========

                               LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE

   Mortgages Payable                                       $29,516,188     $33,123,310
   Notes Payable                                               211,027          11,027
                                                           -----------     -----------
          Total                                             29,727,215      33,134,337
                                                           -----------     -----------

OTHER LIABILITIES

   Accounts Payable and Accrued Expenses                        68,515         120,911
   Accrued Property Taxes                                    2,650,795       2,353,683
   Deferred State Income Taxes                                 200,000         200,000
   Security Deposits and Prepaid Rent                          449,451         925,340
   Accrued Interest                                             35,307          34,500
                                                           -----------     -----------
          Total                                              3,404,069       3,634,434
                                                           -----------     -----------

MINORITY INTEREST                                            1,789,733       1,715,413
                                                           -----------     -----------

PARTNERS' CAPITAL(170,916 units authorized and issued)      13,674,979      10,297,159
                                                           -----------     -----------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $48,595,996     $48,781,343
                                                           ===========     ===========

Note:   Balance Sheet at 12/31/98 has been taken from the audited financial statements at that date.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                             Three Months                 Nine Months
                                         Ended September 30,          Ended September 30,
                                       ------------------------     ------------------------
                                          1999          1998           1999          1998
                                       ----------    ----------     ----------    ----------
REVENUES

    Rental Income                      $2,391,195    $2,401,336     $7,463,653    $7,286,889
    Interest Income                        66,496       103,388        299,024       245,332
    Other Income                        2,762,292     1,363,791      2,987,888     1,363,791
                                       ----------    ----------     ----------    ----------
                                        5,219,983     3,868,515     10,750,565     8,896,012
                                       ----------    ----------     ----------    ----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)

    Share of Net Income (Loss)            595,882        29,693        716,019        41,640
                                       ----------    ----------     ----------    ----------
                                          595,882        29,693        716,019        41,640
                                       ----------    ----------     ----------    ----------

EXPENSES

    Operating Expenses                    760,372       699,952      2,037,256     1,913,705
    Real Estate Taxes                     539,349       466,468      1,715,431     1,715,870
    Depreciation and Amortization         440,720       492,223      1,326,935     1,390,733
    Interest Expense                      593,284       469,229      1,857,972     1,797,704
    General and Administrative            153,539       195,637        465,764       478,465
                                       ----------    ----------     ----------    ----------
                                        2,487,264     2,323,509      7,403,358     7,296,477
                                       ----------    ----------     ----------    ----------

INCOME (LOSS) BEFORE
    MINORITY INTEREST
    AND TAXES                           3,328,601     1,574,699      4,063,226     1,641,175

MINORITY INTEREST IN
    SUBSIDIARIES NET  INCOME/LOSS         (15,549)       56,520       (198,295)       10,440

PROVISION FOR STATE
    INCOME TAXES                                0             0              0             0
                                       ----------    ----------     ----------    ----------

NET INCOME (LOSS)                      $3,313,052    $1,631,219     $3,864,930    $1,651,615
                                       ==========    ==========     ==========    ==========

UNITS USED TO COMPUTE PER UNIT AMOUNTS    170,916       170,916        170,916       170,916

NET INCOME (LOSS)/PER UNIT             $    19.38    $     9.54     $    22.61    $     9.66
                                       ==========    ==========     ==========    ==========

DISTRIBUTION PER UNIT                  $     0.50    $     3.70     $     2.85    $     3.95
                                       ==========    ==========     ==========    ==========

NOTE 1: No provision for Federal Income Taxes has been made since First Wilkow Venture is a partnership and the partners report their pro-rata share of income or loss individually.

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                          1999                1998
                                                                       ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                      $3,864,930          $1,651,615

Non Cash Items Included in Net Income

       Minority Interest in Subsidiaries Net Income/Loss                  198,295             (10,440)
       Depreciation and Amortization                                    1,326,935           1,390,733
       Amortization of Debt Forgiveness Income                                  0            (257,436)
       Net (gain) loss on disposal of land, building and improvements  (4,317,840)         (1,827,048)
       (Decrease) Increase in Net Payable and Accrued Expense            (725,368)           (167,721)
       Share of Partnership's Net (Income) Loss                          (716,019)            (41,640)
                                                                       ----------          ----------

Total Cash Provided (Used) from Operating Activities                     (369,066)            738,063
                                                                       ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES

       Partnership Investment Draws                                       178,590             677,528
       Partnership Investment Sale Proceeds                               519,146                   0
       Cash Proceeds from sale of Real Estate                           4,317,840           1,827,048
       (Increase) Decrease in Land and Buildings                          823,791            (431,481)
       Investment in Partnerships                                      (1,373,121)           (443,707)
       (Decrease) Increase in Minority Interest                          (123,975)           (110,200)
       (Decrease) Increase in Mortgage and Notes Payable                2,400,000          21,587,513
       (Increase) Decrease in Mortgage and Notes Receivable             1,028,932            (825,770)
       Investment in Deferred Charges                                    (267,179)           (775,890)
                                                                       ----------          ----------

Total Cash Provided (Used) from Investing Activites                     7,504,024          21,505,041
                                                                       ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Cash Distribution to Partners                                     (487,111)           (675,118)
       Mortgage Principal Payments                                     (5,807,122)        (18,965,206)
                                                                       ----------          ----------

Total Cash Provided (Used) from Financing Activities                   (6,294,233)        (19,640,324)
                                                                       ----------          ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               840,725           2,602,780

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                              5,099,406           3,186,660
                                                                       ----------          ----------

CASH AND EQUIVALENTS - END OF PERIOD                                   $5,940,131          $5,789,440
                                                                       ==========          ==========

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                 ----------------------------------------------


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

2.       Subsequent Events

         On October 5, 1999, the Partnership made a distribution to its partners in the amount of $85,458.00 or $.50 per unit based on 170,916 units outstanding at September 30, 1999.

         On October 21, 1999, the Partnership made a loan to 209 West Jackson LLC in the amount of $2,100,000, and an equity investment for $710,000.

                              FIRST WILKOW VENTURE
                                   FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


Overview

         Reference is made to partnership's annual report for the year ended December 31, 1998 for a discussion of the partnership's business.

         The Partnership made a distributions to its partners this year as follows:
                Date                      Amount                  Per unit
                ----                      ------                  --------
                January 10                $59,820.60               $0.35
                April 10                  341,832.00                2.00
                July 10                    85,458.00                0.50

         On January 6, 1999, loans were made to Orhow, Cenbuil, and 21st M&J Venture in the amounts of $315,785, $274,000, and $413,740 respectively. On September 13, 1999, the loans were repaid plus interest of $18,710.27, $16,234.50, and $24,514.10 respectively.

         On January 6, 1999, the Partnership made an additional investment in XXI Office Plaza Associates in the amount of $359,625 which was returned on September 17, 1999. On April 9 and July 12, 1999, the Partnership received a 9% return on this investment equal to $5,394.38 and $8,091.56 respectively. Then, on September 17, 1999, the remaining investment of $469,953.53 was returned with a gain on the investment of $527,546.47

         On February 10 and March 31, 1999, additional loans were made to Arlington LLC for the purchase of land parcels in the amounts of $365,106.61 and $178,174.88, respectively. On April 2, 1999, a loan receivable from Arlington LLC was paid down by $89,487.44. On May 3, 1999, an additional loan was made to Arlington LLC for the purchase of land parcels in the amount of $100,000. On September 29, 1999, the loan to Arlington LLC of $1,554,911 was repaid and an equity investment was made for $1,226,000.

         On March 31, 1999, the mortgage debt encumbering a property owned by M&J/Retail Limited Partnership, Diversey & Sheffield, in the amount of $1,805,685.86 was paid in full. A new first mortgage loan of $1,300,000 bearing an annual interest rate of 7.95% was provided by Column Financial on April 12, 1999.

         On April 1, 1999, an outlot parcel on a property owned by M&J/Retail Limited Partnership, Broadway Festival, consisting of 6,000 square feet was sold for a net gain on sale of $26,390.51, classified as Other Income on the Consolidated Statement of Operations. The mortgage debt encumbering another property owned by M&J/Retail Limited Partnership, 111th and Western, in the amount of $545,823.20 was paid in full on April 1, 1999.

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

         On June 29, 1999, a loan was made to M&J/NCT Louisville, LP in the amount of $1,150,000 for the purchase of a 40-story, 723,300 square foot Class A office building located in Louisville, KY. On September 29, 1999, the loan of $1,150,000 was repaid and an equity investment was made in M&J/NCT Louisville LP for $300,000.

         On July 29, 1999, the property owned by the Partnership at 47th and Halsted was sold for net cash proceeds of $3,192,169 resulting in a gain on sale of $2,762,292 classified as Other Income on the Consolidated Statement of Operations. On the same date, the notes payable in the amount of $1,455,000 and $600,000 were paid off in full.

         On September 17, 1999 the investments in 21st M&J Venture and Orhow Associates were returned in the amount of $95,000 and $66,500, resulting in a loss on investment of $4,900 and $3,500, respectively.

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

                                    REMARKS


         In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 1999 and 1998.


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



                                     FIRST WILKOW VENTURE


                                     By:  Marc R. Wilkow
                                          ------------------------------------
                                          Marc R. Wilkow, General Partner and
                                          President of M & J Wilkow, Ltd., its
                                          Managing Agent


DATED: November 10, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 1999.



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