Form 10-K
period 1999-12-31
FIRST WILKOW VENTURE
filed 2000-03-27
CIK 37070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----         EXCHANGE ACT OF 1934

              For the year ended December 31, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to         .
                                             --------    --------

                         Commission File Number 0-7798

                  FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                        36-6169280
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)


              180 North Michigan Avenue, Chicago, Illinois  60601
              ---------------------------------------------------
                    (Address of Principal Executive Offices)

      Registrant's Telephone Number, including area code:  (312) 726-9622
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

                              YES   X     NO
                                  ------    -----

The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                                     PART I
ITEM 1 - BUSINESS
ORGANIZATION

     First Wilkow Venture (the "Registrant") is a limited partnership composed of 406 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

     All of the above entities, including the Registrant, have their principal offices at 180 North Michigan Avenue in Chicago, Illinois 60601. M&J Wilkow, Ltd. and its affiliated companies have a combined administrative staff of 46 and ancillary clerical, office and maintenance staff of approximately 44.

     The Registrant employs approximately five people who are management and maintenance personnel in connection with the operation of certain wholly owned properties.

DESCRIPTION OF BUSINESS

     The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 1999, there are 28 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and undeveloped land. Twenty-five of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project; fifteen are shopping centers; five are office buildings; one is a real estate investment trust; one is undeveloped land; and two are hotels.

     The remaining three properties are owned and operated by the Registrant. Two are office buildings, and one is a shopping center.

CHANGES IN PROPERTIES

     During the calendar year ended December 31, 1999, certain of the property investments held by the Registrant underwent the changes described below:

    (a) Purchases:

          On September 29, 1999, the Registrant invested $300,000 to obtain a 23.72% interest in M&J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky.

          On September 29, 1999, the Registrant converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 153,873 square foot community center. In addition to the community center, Arlington LLC owns 4.82 acres of contiguous land that will be used to add 53,342 square feet of new retail space. Both the community center and the land are located in Arlington Heights, Illinois. In addition, the Registrant posted a letter of credit in the amount of $280,000 with the mortgagee as credit enhancement in exchange for an additional 7% interest in Arlington LLC (see Page
10).

          On September 29, 1999, M&J/Retail Limited Partnership invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC.

          On October 22, 1999, the Registrant contributed its undivided interest in the 209 West Jackson office building and $710,000 to obtain a 71% interest in 209 West Jackson LLC, which acquired title to the property.

    (b) Sales:

          On April 1, 1999, an outlot parcel on a property owned by M&J/Retail Limited Partnership, Broadway Festival, consisting of 6,000 square feet was sold for $550,000, resulting in a gain on sale of $26,391, classified as other revenue on the consolidated statement of operations.

          On April 6, 1999, a portion of a property owned by M&J/Retail Limited Partnership, Diversey and Sheffield, consisting of 3,355 square feet was sold for $620,000, resulting in a gain on sale of $199,205, classified as other revenue on the consolidated statement of operations.

          On July 29, 1999, the property owned by the Registrant at 47th and Halsted was sold for $3,300,000, resulting in a gain on sale of $2,762,292, classified as other revenue on the consolidated statement of operations.

          On September 17, 1999, the Registrant disposed of its interests in XXI Office Plaza Associates, 21st M&J Venture and Orhow Associates for total proceeds of $1,159,000, resulting in a net gain of $553,157, classified as partnership investments' income on the consolidated statement of operations.

          On December 1, 1999, the property owned by M&J/Retail Limited Partnership, 111th and Western, was sold for $750,000, resulting in a gain on sale of $94,413, classified as other revenue on the consolidated statement of operations.

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

ITEM 2 - PROPERTIES

     The Registrant has an ownership interest in the following properties as of December 31, 1999:

PROPERTIES INVOLVING NET LEASES

    47TH AND HALSTED, CHICAGO, ILLINOIS

     This property is a 148,469 square foot commercial complex acquired in 1968. On July 29, 1999, the property was sold to Fairplay, Inc. for net cash proceeds of $3,192,169, resulting in a gain on sale of $2,762,292. On the same date, notes payable in the amount of $1,455,000 and $600,000, which were secured by the property, were paid off in full.

PROPERTIES INVOLVING PARTICIPATIONS

    FIRST RON VENTURE (APOLLO APARTMENTS)

     The Apollo Apartments consist of 256 units (128 one-bedroom and 128 two-bedroom) built on 10 acres of land on Britton Road in Oklahoma City, Oklahoma. The project is owned by Apollo Associates, a limited partnership of which First Ron Venture, a joint venture, owns 38%. The Registrant had a one-third interest in First Ron Venture. The Registrant paid $260,000 for its interest in May 1978. The limited partners are entitled to a cash flow priority of 9% per annum. The Registrant also acquired 10 limited partnership units (3.831% interest) in First Apollo Associates, which has a one-third interest in First Ron Venture.

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

     The property was sold on February 25, 1999. The Registrant did not receive any proceeds since the outstanding indebtedness on the property was in excess of the sales price.

    DUKE REALTY LIMITED PARTNERSHIP

     On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke Realty Limited Partnership, the operating partnership ("UPREIT") of more than 100 properties. The UPREIT's sole general partner is Duke-Weeks Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The partnership units in the UPREIT are convertible, on a one-for-one basis, to shares of common stock to the REIT. As part of the issuance of partnership units in the UPREIT, the REIT also completed an offering to the public of 13,167,500 additional shares of common stock, which generated proceeds of approximately $312.7 million.

     The Registrant on April 15, 1997, converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc. The stock was sold in two blocks of 12,500 shares on June 12, 1997, and July 21, 1997, for total proceeds of $1,028,212, resulting in a gain of $794,962.

     On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership at December 31, 1999.

    ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

     In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $479,934 have been funded to cover the Registrant's pro rata share of the costs of carrying the property and paying off the mortgage loan in full. Net cash flow and residual proceeds are required to be distributed in accordance with the partners' respective interests.

    XXI OFFICE PLAZA ASSOCIATES (CENTURY XXI OFFICE BUILDING)

     Century XXI Office Plaza is an office complex built in 1971-1973, which is located in Germantown, Maryland, a suburb of Washington, D.C. The Registrant owned a 13.907% limited partnership interest in XXI Office Plaza Associates, the partnership that was formed to acquire the subject property. In addition, the Registrant owned 50 units (an 8.28% interest) in 21st M&J Venture, which has a 16% interest in XXI Office Plaza Associates and 35 units (a 7.59% interest) in Orhow Associates, which has a 12.2% interest in XXI

Office Plaza Associates.

     During September 1994, the Registrant made an unsecured loan for $27,814 representing the Registrant's share of the $200,000 in partner loans needed for capital improvements. The loan was repaid on August 10, 1999.

     On January 6, 1999, a repayment of the first mortgage occurred. The payment of the outstanding balance of $1,902,315 along with a prepayment premium of $19,023 and contingent interest of $611,855 was facilitated by a $2,585,875 capital call to the partners. The Registrant's share of that capital call was $359,625.

     On August 10, 1999, the Registrant received its share of the capital call. On September 17, 1999, the Registrant received an additional $1,159,000 in liquidation of its interest in XXI Office Plaza Associates, 21st M&J Venture and Orhow Associates, resulting in a gain on the investment of $553,157.

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

    L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

     The Registrant holds a 74.69% interest in L-C Office Partnership IV, which, through two investment partnerships, has a 53.9% effective interest in M&J/Dover Limited Partnership, which owns Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located on a hilly, landscaped setting in North Royalton, Ohio. Each apartment has a washer and dryer, as well as either a patio or a terrace. Many apartments also include fireplaces, dens and lofts. In terms of common areas, the complex includes a clubhouse, pool and deck area, Jacuzzi and racquetball court.

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

    222 FEE ASSOCIATES

     The Registrant owned a 3.18% interest (58 units) in 222 Fee Associates, which held multiple partnership and debenture investments. This entity was dissolved in 1999.

    5601 N. SHERIDAN ASSOCIATES

     The Registrant owned a 13.04% interest (36 units) in 5601 N. Sheridan Associates, which held multiple partnership and debenture investments. This entity was dissolved in 1999.

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

    M&J/EDEN PRAIRIE LIMITED PARTNERSHIP

     On April 10, 1998, the Registrant invested $64,000 to obtain a 26.50% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Registrant's ownership to 43.10%.

     The property was acquired with a $6,950,000 mortgage bearing interest at 7.2% per annum. The term of the loan is ten years.

    M&J/NCT LOUISVILLE LP

     On September 29, 1999, the Registrant invested $300,000 to obtain a 23.72% interest in M&J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky.

     The property was acquired with a $45,775,000 note bearing interest at 7.43% per annum and an additional note of $7,500,000 bearing interest at 7.66% per annum. The term of each note is five years.

    ARLINGTON LLC (ANNEX OF ARLINGTON HEIGHTS)

     On September 29, 1999, the Registrant converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 153,873 square foot community center. In addition to the community center, Arlington LLC owns 4.82 acres of contiguous land that will be used to add 53,342 square feet of new retail space. Both the community center and the land are located in Arlington Heights, Illinois.

     In addition, the Registrant posted a letter of credit in the amount of $280,000 with the mortgagee as credit enhancement in exchange for an additional 7% interest in Arlington LLC. (See Liquidity and Capital Resources.)

     The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. The term of the loan is three years.

     M&J/Retail Limited Partnership also holds an 8.75% interest in Arlington LLC (see Page 13).

PROPERTIES INVOLVING PROMISSORY NOTES

    TANGO BAY SUITES, ORLANDO, FLORIDA

     At December 31, 1999, the Registrant has a loan receivable in the principal amount of $731,124 from Tango Bay Suites, a 158-unit all-suites hotel located on Westwood Drive in Orlando, Florida.

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

    M&J/RETAIL LIMITED PARTNERSHIP (NINE STRIP SHOPPING CENTERS)

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

     On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing $1,112,677 of initial capital. Additional contributions through December 31, 1999, of $116,837 increased the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. The shopping center, consisting of 303,956 square feet of improvements and five outlots, is located in Atlanta, Georgia.

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

     In 1998, M&J/Retail invested $415,000 to acquire a 70.90% investment in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

          Marketfair North      - a 136,989 square foot shopping center in Clay,
                                  New York
          Shops at Clark's Pond - a 208,325 square foot shopping center in South
                                  Portland, Maine

      In addition to the above cash contributions, M&J/Retail has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 16, 2001, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair Limited Partnership has indemnified M&J/Retail for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M&J/Retail will be required to fund $450,000 of the obligation. At that time, M&J/Retail's interest in M&J/Clarkfair Limited Partnership will increase from 64.95% to 82.74%.

     On April 30, 1998, three properties owned by M&J/Retail (Archer and Central, Irving and Kimball and Melrose and Kimball) had their mortgages refinanced. By virtue of these refinancings, the aggregate annual debt service was reduced from $475,464 to $391,101.

     On July 8, 1998, a property owned by M&J/Retail, the Harlem and North shopping center in Oak Park, Illinois, was refinanced. The existing mortgage loan of $2,104,641 was paid off, resulting in net refinancing proceeds of $440,500.

     On September 8, 1998, a property owned by M&J/Retail, Oak Lawn Promenade shopping center in Oak Lawn, Illinois, was refinanced. The existing mortgage loan of $2,542,752 was paid off, resulting in net refinancing proceeds of $31,675.

     On March 31, 1999, a property owned by M&J/Retail, Diversey and Sheffield, was refinanced. The principal amount of the new first mortgage is $1,300,000 bearing interest at an annual rate of 7.95%. The loan is to be amortized over a 25-year schedule, with a balloon payment of the unpaid principal balance on May 1, 2009.

     On April 1, 1999, an outlot parcel on a property owned by M&J/Retail, Broadway Festival, consisting of 6,000 square feet was sold for a net gain on sale of $26,391.

     On April 1, 1999, a property owned by M&J/Retail, 111th and Western, paid off its existing mortgage of $545,823. This property was subsequently sold on December 1, 1999, for a gain on sale of $94,413.

     On April 6, 1999, a portion of a property owned by M&J/Retail, Diversey and Sheffield, consisting of 3,355 square feet was sold for a net gain on sale of $199,205.

     On April 14, 1999, a property owned by M&J/Retail, Oak Lawn Square shopping center in Oak Lawn, Illinois, was refinanced. The principal of the new first mortgage loan is $900,000 bearing interest at an annual rate of 8.03%. The loan is to be amortized over a 25-year schedule, with a balloon payment of the unpaid principal balance on May 1, 2009. The existing mortgage of $683,821 was paid off, resulting in net refinancing proceeds of $185,425.

     On September 29, 1999, M&J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 153,873 square foot community center. In addition to the community center, Arlington LLC owns 4.82 acres of contiguous land that will be used to add 53,342 square feet of new retail space. Both the community center and the land are located in Arlington Heights, Illinois.

     The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. The term of the loan is three years.

     The Registrant also holds a 37.65% interest in Arlington LLC (see Page 10).

     A summary of the properties in which M&J/Retail owns a majority interest is as follows:

                                   Net                 Area           Original
                                 Rentable              Land            First           Interest          Mortgage
Property                      (Square Feet)           (Acres)         Mortgage           Rate            Maturity
--------                      -------------           -------       -----------        --------          --------
Harlem and North                  22,775               1.00         $ 2,550,000          7.27%            07/01/08
Diversey and Sheffield            13,192                .75           1,300,000          7.95%            05/01/09
Oak Lawn Promenade                32,576               1.95           2,790,000          7.25%            09/01/08
Oak Lawn Square                    9,746                .67             900,000          8.03%            05/01/09
Broadway Festival                 27,384               1.44           2,750,000          8.20%            07/31/00
Irving and Kimball                14,062                .55           1,325,000          7.58%            04/30/08
Melrose and Kimball                9,653                .36             991,000          7.58%            04/30/08
Archer and Central                29,426               1.49           2,350,000          7.42%            04/30/08
Evergreen Commons                  8,981                .41             530,000          7.88%            04/30/04
                               ---------             ------          ----------
                                 167,795               8.62         $15,486,000
                               =========             ======         ===========

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

     The project is subject to a $2,268,444 first mortgage loan with interest at 9.65% per annum that is due in April 2002. On July 15, 1999, Waterfall Plaza made a $200,000 principal payment on the first mortgage loan. The lender then converted an additional $200,000 of Waterfall Plaza's debt to junior status, thereby creating a $1,868,448 senior note and a $200,000 subordinated note. The subordinated note bears interest at a rate of 9% and does not require interest payments, while the senior note remains at 9.65% with a pay rate of 8.25%. Unpaid interest added to principal for December 31, 1999, is $13,845.

     Waterfall Plaza is a retail center located in Orland Park, Illinois. Consisting of one single-story building, the property rests on 1.5 acres and contains 21,893 net rentable square feet.

    209 WEST JACKSON, CHICAGO, ILLINOIS

     On August 24, 1995, the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in Tango Bay Suites. As part of this transaction, Tango Bay Suites remains liable to the Registrant for loans advanced to fund operating deficits. The 209 West Jackson building was subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum.

     On October 22, 1999, both the ownership and the debt were restructured. The Registrant and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Registrant's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Registrant is also responsible for additional equity contributions of $852,000, payable in three equal installments on the anniversary date of the closing. In addition, the Registrant made a loan of $2,100,000 to 209 West Jackson LLC. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, a line of credit, is for $1,400,000. No funds have been drawn on the second note as of December 31, 1999. The first note matures on October 15, 2004, and bears interest at 8.95% per annum, payable monthly.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 -  MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
          MATTERS

     The number of holders of record of equity securities of the Registrant as of December 31, 1999, was approximately:

              Title of Class                           Number of Record Holders
              --------------                           ------------------------

            Unit of Limited Partnership Interest                 406

     The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA

                                                   December 31,
                                  ----------------------------------------------
                                     1999         1998        1997        1996
                                  ---------    ----------  ---------   ---------
OPERATING RESULTS
(IN THOUSANDS)
Total Revenue                     $  14,273    $  11,420   $   9,516   $  9,874
Net Income (Loss)*                $   4,477    $   1,920   $   1,136   $    (99)

PARTNERSHIP UNIT DATA
(PER PARTNERSHIP UNIT)
Net Income (Loss):
    General Partner*              $   26.19    $   11.23   $    6.42   $   (.55)
    Limited Partner*                  26.19        11.23        6.42       (.55)
Cash Distributions Paid:
    General Partner               $    3.35    $    4.30   $   2.75    $      -
    Limited Partner                    3.35         4.30       2.75           -

       * Includes gain (loss) on sale of real estate properties

                                                    December 31,
                                  ----------------------------------------------
                                     1999        1998         1997          1996
                                  ---------   ----------   ---------     -------
FINANCIAL POSITION DATA
Total Assets (In thousands)       $  58,423   $   48,781   $  45,385   $ 45,595
Net Book Value Per Unit           $   83.09   $    60.25   $   53.31   $  49.12

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

For the year ended December 31, 1999, income from partnerships was $781,850 compared to $518,297 for the comparative period of 1998. The increase in 1999 is primarily due to gains on the disposition of 21st M&J Venture, Orhow Associates and XXI Office Plaza Associates.

For the year ended December 31, 1999, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:

                                       Advances         Collections        Write-offs         Total Loan
                                      Year Ended         Year Ended        Year Ended         Balance at
                                     December 31,       December 31,      December 31,       December 31,
                                         1999               1999              1999               1999
                                     ------------       ------------      ------------       ------------
    Arlington LLC                     $   643,280        $ 1,644,398       $    -             $     -
    XXI Office Plaza Associates               -               27,815            -                   -
    M&J/NCT Louisville LP               1,150,000          1,150,000            -                   -
    Orhow Associates                      315,785            315,785            -                   -
    Cenbuil Venture                       274,000            274,000            -                   -
    21st M&J Venture                      413,740            413,740            -                   -

The Registrant made a distribution to its partners this year as follows:

                      Date               Amount         Per Unit
                      ----               ------         --------

                   January 10         $    59,820        $ 0.35
                   April 10               341,832          2.00
                   July 10                 85,458          0.50
                   October 5               85,459          0.50

On January 6, 1999, loans were made to Orhow Associates, Cenbuil Venture and 21st M&J Venture in the amounts of $315,785, $274,000 and $413,740, respectively. On September 13, 1999, the loans were repaid plus interest of $18,710, $16,235 and $24,514, respectively.

On January 6, 1999, the Registrant made an additional investment in XXI Office Plaza Associates in the amount of $359,625 which was returned on September 17, 1999. On April 9 and July 12, 1999, the Registrant received a 9% return on this investment equal to $5,394 and $8,092, respectively.

On February 10 and March 31, 1999, additional loans were made to Arlington LLC for the purchase of land parcels in the amount of $365,107 and $178,175, respectively. On April 2, 1999, a loan receivable from Arlington LLC was paid down by $89,487. On May 3, 1999, an additional loan was made to Arlington LLC for the purchase of land parcels in the amount of $100,000. On September 29, 1999, the loan to Arlington LLC of $1,554,911 was repaid and an equity investment was made for $1,226,000.

On March 31, 1999, the mortgage debt encumbering a property owned by M&J/Retail Limited Partnership, Diversey and Sheffield, in the amount of $1,805,685 was paid in full. A new first mortgage loan of $1,300,000 bearing an annual interest rate of 7.95% was provided by Column Financial on April 12, 1999.

On April 1, 1999, an outlot parcel on a property owned by M&J/Retail Limited Partnership, Broadway Festival, consisting of 6,000 square feet was sold for a net gain on sale of $26,391, classified as other revenue on the consolidated statement of operations. The mortgage debt encumbering another property owned by M&J/Retail Limited Partnership, 111th and Western, in the amount of $545,823 was paid in full on April 1, 1999.

On April 6, 1999, a portion of a property owned by M&J/Retail Limited Partnership, Diversey and Sheffield, consisting of 3,355 square feet was sold for a net gain on sale of $199,205, classified as other revenue on the consolidated statement of operations.

On April 14, 1999, a property owned by M&J/Retail Limited Partnership, Oak Lawn Square shopping center in Oak Lawn, Illinois, was refinanced with Banc One Mortgage. The principal of the new first mortgage loan is $900,000 bearing interest at an annual rate of 8.03%. The existing mortgage loan of $683,821 was paid off, resulting in net refinancing proceeds of $185,425.

On June 29, 1999, a loan was made to M&J/NCT Louisville LP in the amount of $1,150,000 for the purchase of a 40-story, 723,300 square foot Class A office building located in Louisville, Kentucky. On September 29, 1999, the loan of $1,150,000 was repaid and an equity investment was made in M&J/NCT Louisville LP for $300,000.

On July 29, 1999, the property owned by the Registrant at 47th and Halsted was sold for net cash proceeds of $3,192,169, resulting in a gain on sale of $2,762,292, classified as other revenue on the consolidated statement of operations. On the same date, the notes payable in the amount of $1,455,000 and $600,000 were paid off in full.

On September 17, 1999, the investments in 21st M&J Venture and Orhow Associates were returned in the amount of $95,000 and $66,500, respectively, resulting in a loss on investment of $4,900 and $3,500, respectively.

On September 17, 1999, the Registrant disposed of its interest in XXI Office Plaza Associates for $997,500, resulting in a gain on investment of $561,557, which is classified as partnership investments' income on the consolidated statement of operations.

On September 29, 1999, the Registrant invested $300,000 to obtain a 23.72% interest in M&J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky.

On September 29, 1999, the Registrant converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 153,873 square foot community center. In addition to the community center, Arlington LLC owns 4.82 acres of contiguous land that will be used to add 53,342 square feet of new retail space. Both the community center and the land are located in Arlington Heights, Illinois.

On September 29, 1999, M&J/Retail Limited Partnership invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC.

On October 22, 1999, the Registrant contributed its undivided interest in the 209 West Jackson office building and $710,000 to obtain a 71% interest in 209 West Jackson LLC.

On December 1, 1999, the property owned by M&J/Retail Limited Partnership, 111th and Western, was sold for net cash proceeds of $741,000, resulting in a gain on sale of $94,413, classified as other revenue on the consolidated statement of operations.

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

For the year ended December 31, 1998, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:

                                        Advances          Collections         Write-offs          Total Loan
                                       Year Ended          Year Ended         Year Ended          Balance at
                                      December 31,        December 31,       December 31,        December 31,
                                          1998                1998               1998                1998
                                      ------------        ------------       ------------        ------------
    Arlington LLC                      $ 1,001,118         $     -             $    -             $ 1,001,118
    Northlake Tower Corporation                -               4,033                -                     -

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

        Marketfair North -       a 136,989 square foot shopping center in Clay,
                                 New York
        Shops at Clark's Pond -  a 208,325 square foot shopping center in South
                                 Portland, Maine

M&J/Retail Limited Partnership's interest is based on a capital contribution of $415,000 funded as follows:

                As of March 31, 1998                    $    75,000
                At the April 8, 1998, closing                84,928
                May 13, 1998, funding                       155,072
                November 24, 1998, funding                  100,000
                                                        -----------

                     Total Initial Capital              $   415,000
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

On April 30, 1998, three properties owned by M&J/Retail Limited Partnership (Archer and Central, Irving and Kimball, and Melrose and Kimball) had their mortgages refinanced. The principal terms of the three loans are as follows:

                                 Principal         Annual        Amortization
       Property                    Amount       Interest Rate      Schedule       Maturity
       --------                  ---------      -------------    ------------     --------
    Archer and Central          $ 2,350,000         7.40%          30 years        4/30/08
    Irving and Kimball            1,325,000         7.58           30 years        4/30/08
    Melrose and Kimball             991,000         7.58           30 years        4/30/08

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

On July 8, 1998, a property owned by M&J/Retail Limited Partnership, the Harlem and North shopping center in Oak Park, Illinois, was refinanced. The principal amount of the new first mortgage loan is $2,550,000 bearing interest at an annual rate of 7.27%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance on July 1, 2008. The existing mortgage loan of $2,104,641 was paid off, resulting in net refinancing proceeds of $440,500.

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

On November 11, 1997, M&J/Retail received $1,166,745 from Northlake Tower Limited Partnership relating to Northlake's refinancing.

LIQUIDITY AND CAPITAL RESOURCES

     On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due August 31, 2000, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant.

     As of December 31, 1999, the amounts outstanding under this facility are as follows:

            Cash borrowings                             $      -
            Letters of credit:
              Waterfall Plaza/GE Capital
                 (expires 8/31/00)                          80,000
              Annex of Arlington Heights/City of
                Arlington Heights (expires 8/31/00)        115,000
              Annex of Arlington Heights/GE Capital
                (expires 8/31/00)                          280,000
                                                        ----------

            Total Outstanding Amounts                   $  475,000
                                                        ==========

     The liquid assets of the Registrant decreased as of December 31, 1999, when compared to December 31, 1998, due to the purchase of interest in 209 West Jackson LLC.

     The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2000 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

    Independent Auditor's Report                                             28

    First Wilkow Venture:

       Consolidated Balance Sheet, December 31, 1999 and 1998                29

       Consolidated Statement of Operations,
       Years Ended December 31, 1999, 1998 and 1997                          30

       Consolidated Statement of Partners' Capital,
       Years Ended December 31, 1999, 1998 and 1997                          31

       Consolidated Statement of Cash Flows,
       Years Ended December 31, 1999, 1998 and 1997                          32

       Notes to Consolidated Financial Statements,
       December 31, 1999, 1998 and 1997                                      34

                          INDEPENDENT AUDITOR'S REPORT




To the Partners
First Wilkow Venture


We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") listed in the index to the consolidated financial statements set forth on Page 27. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 62. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
February 22, 2000

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                         1999                    1998
-----------------------------------------------------------------------------------------------------------------------
                                                        ASSETS

REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
   Real estate:
     Land                                                                      $    6,549,546          $     5,998,791
     Buildings and improvements                                                    54,898,422               46,755,663
     Fixtures and equipment                                                           113,105                  113,106
                                                                               --------------          ---------------
          Total                                                                    61,561,073               52,867,560
     Less accumulated depreciation                                                 17,429,429               18,462,083
                                                                               --------------          ---------------
          Net Real Estate                                                          44,131,644               34,405,477
   Investments in real estate partnerships                                          5,311,479                3,960,550
                                                                               --------------          ---------------
          Total                                                                    49,443,123               38,366,027
                                                                               --------------          ---------------

LOANS RECEIVABLE                                                                      818,087                1,847,019
                                                                               --------------          ---------------

OTHER ASSETS
   Cash                                                                               134,846                  274,406
   Short-term cash investments                                                      3,905,000                4,825,000
   Certificates of deposit - restricted                                               250,000                  250,000
   Accounts receivable                                                                927,730                  825,457
   Prepaid expenses                                                                     6,306                    3,837
   Deposits                                                                         1,463,045                1,050,525
   Deferred charges                                                                 1,474,504                1,339,072
                                                                               --------------          ---------------
          Total                                                                     8,161,431                8,568,297
                                                                               --------------          ---------------

TOTAL ASSETS                                                                   $   58,422,641          $    48,781,343
                                                                               ==============          ===============

                                           LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
   Mortgages payable                                                           $   38,244,272          $    33,123,310
   Loans payable                                                                       11,027                   11,027
                                                                               --------------          ---------------
          Total                                                                    38,255,299               33,134,337
                                                                               --------------          ---------------

OTHER LIABILITIES
   Accounts payable and accrued expenses                                              243,444                  120,911
   Accrued property taxes                                                           2,569,229                2,353,683
   Deferred state income taxes                                                        200,000                  200,000
   Security deposits and prepaid rent                                                 776,696                  925,340
   Accrued interest                                                                    31,555                   34,500
                                                                               --------------          ---------------
          Total                                                                     3,820,924                3,634,434
                                                                               --------------          ---------------

MINORITY INTEREST                                                                   2,144,797                1,715,413
                                                                               --------------          ---------------

PARTNERS' CAPITAL (170,916 units authorized
   and issued)                                                                     14,201,621               10,297,159
                                                                               --------------          ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $   58,422,641          $    48,781,343
                                                                               ==============          ===============

See accompanying notes to consolidated financial statements                   29

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                           1999                1998                 1997
-----------------------------------------------------------------------------------------------------------------------


REVENUE
  Rental                                                      $  10,756,741       $    9,652,147       $   9,200,711
  Interest                                                          368,835              372,634             223,582
  Other                                                           3,147,151            1,395,420              91,896
                                                              -------------       --------------       -------------
      Total                                                      14,272,727           11,420,201           9,516,189
                                                              -------------       --------------       -------------

PARTNERSHIP INVESTMENTS' INCOME
  Share of net income                                               781,850              518,297           1,823,771
                                                              -------------       --------------       -------------

EXPENSES
  Operating                                                       3,488,690            3,206,210           2,920,960
  Real estate taxes                                               2,267,021            2,266,448           2,441,588
  Depreciation and amortization                                   1,809,208            1,830,312           1,753,085
  Interest                                                        2,600,715            2,426,794           2,626,037
  General and administrative                                        100,323              107,735             115,926
                                                              -------------       --------------       -------------
      Total                                                      10,265,957            9,837,499           9,857,596
                                                              -------------       --------------       -------------

INCOME FROM OPERATIONS                                            4,788,620            2,100,999           1,482,364

MINORITY INTEREST IN SUBSIDIARIES' NET LOSS                        (311,589)            (181,161)           (346,203)
                                                              -------------       --------------       -------------

NET INCOME                                                    $   4,477,031       $    1,919,838       $   1,136,161
                                                              =============       ==============       =============


UNITS - AUTHORIZED AND ISSUED
  General Partner                                                     7,650                7,650               7,550
  Limited Partner                                                   163,266              163,266             163,366

NET INCOME PER UNIT
  General Partner                                             $       26.19       $        11.23       $        6.42
  Limited Partner                                                     26.19                11.23                6.42

BOOK VALUE OF A UNIT
  General Partner                                             $       83.09       $        60.25       $       53.31
  Limited Partner                                                     83.09                60.25               53.31

CASH DISTRIBUTIONS PAID
  General Partner                                             $        3.35       $         4.30       $        2.75
  Limited Partner                                                      3.35                 4.30                2.75





See accompanying notes to consolidated financial statements                   30

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

-----------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------


                                                                 GENERAL             LIMITED
                                                                 PARTNERS            PARTNERS              TOTAL
                                                              -------------       --------------       -------------

BALANCE - DECEMBER 31, 1996                                   $     355,628       $    8,434,884       $   8,790,512

Add (deduct):
  Income for the year ended
    December 31, 1997                                                46,501            1,089,660           1,136,161
  To reflect changes in partnership
    capital between general and limited
    partners - net                                                   34,216              (34,216)                -
  Cash distributions for the year ended
    December 31, 1997                                               (19,728)            (472,445)           (492,173)
  Redemption of limited partner units                                   -               (322,240)           (322,240)
                                                              -------------       --------------       -------------

BALANCE - DECEMBER 31, 1997                                         416,617            8,695,643           9,112,260

Add (deduct):
  Income for the year ended
     December 31, 1998                                               85,930            1,833,908           1,919,838
  To reflect changes in partnership
     capital between general and limited
     partners - net                                                   9,100               (9,100)                -
  Cash distributions for the year ended
     December 31, 1998                                              (32,895)            (702,044)           (734,939)
                                                              -------------       --------------       -------------

BALANCE - DECEMBER 31, 1998                                         478,752            9,818,407          10,297,159

Add (deduct):
  Income for the year ended
     December 31, 1999                                              200,387            4,276,644           4,477,031
  Cash distributions for the year ended
     December 31, 1999                                              (25,628)            (546,941)           (572,569)
                                                              -------------       --------------       -------------

BALANCE - DECEMBER 31, 1999                                   $     653,511       $   13,548,110       $  14,201,621
                                                              =============       ==============       =============





See accompanying notes to consolidated financial statements                   31

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                           1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                 $   4,477,031       $    1,919,838       $   1,136,161
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              1,809,208            1,830,312           1,753,085
       Amortization of debt forgiveness income                          -               (257,436)            (71,903)
       Net gain on disposal of land, building
         and improvements                                        (3,082,300)          (1,363,651)                -
       Income from partnerships                                    (781,850)            (518,297)         (1,823,771)
       Changes in assets and liabilities:
         Increase in accounts receivable and
           prepaid expenses - net                                  (181,943)            (125,909)             (1,009)
         Increase in deposits                                      (280,925)            (213,958)           (121,514)
         Increase (decrease) in accounts payable
           and accrued expenses                                     122,533               51,819            (113,883)
         Increase (decrease) in accrued property taxes             (150,223)             (25,312)             50,069
         Increase (decrease) in security deposits
           and prepaid rent                                        (331,827)             385,642             135,191
         Increase (decrease) in accrued interest                     (2,945)             (38,347)              3,737
                                                              -------------       --------------       -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,596,759            1,644,701             946,163
                                                              -------------       --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in restricted cash                                          -               (250,000)                -
   Investment in land, building and
     furniture and equipment                                     (3,806,913)            (904,036)         (1,189,437)
   Investment in partnerships                                      (795,226)            (543,707)           (449,769)
   Investments in loans receivable                                 (224,883)          (1,001,118)             (2,976)
   Investment in deferred charges (primarily
     unamortized broker commissions)                               (433,844)            (824,447)           (263,585)
   Proceeds from sale of real estate,
     net of selling expenses                                      2,359,484            1,683,282                 -
   Proceeds from sale of investment
     in partnership/corporation                                   1,159,000                  -             1,028,212
   Partnership investment draws                                     293,147              744,274           2,782,557
   Increase in  minority interest                                   170,884               29,636             236,003
   Collection of notes receivable                                    27,815                4,033             377,316
                                                              -------------       --------------       -------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (1,250,536)          (1,062,083)          2,518,321
                                                              -------------       --------------       -------------



See accompanying notes to consolidated financial statements                   32

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

-----------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                           1999                1998                 1997
-----------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of mortgages and notes payable                    $   (2,349,393)      $  (19,740,932)      $  (1,313,021)
   Proceeds from mortgage financing                               1,516,179           21,805,999              22,490
   Proceeds from loans payable                                          -                    -               520,250
   Distributions to partners                                       (572,569)            (734,939)           (492,173)
   Redemption of limited partnership units                              -                    -              (322,240)
                                                             --------------       --------------       -------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (1,405,783)           1,330,128          (1,584,694)
                                                             --------------       --------------       -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              (1,059,560)           1,912,746           1,879,790

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                              5,099,406            3,186,660           1,306,870
                                                             --------------       --------------       -------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                               $    4,039,846       $    5,099,406       $   3,186,660
                                                             ==============       ==============       =============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Interest paid during the year                             $    2,603,660       $    2,722,577       $   2,694,203
   Write-off of fully depreciated
     leasehold improvements                                         460,587              230,998                 -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

     During 1999, the Partnership acquired a
       controlling interest in an office building with
       a basis of $11,724,896 and assumed mortgage
       debt of $8,600,000 and net operating liabilities
       of $468,229.
     Loan receivable converted to equity interest in
       Partnership                                           $    1,226,000       $          -         $         -
     Proceeds from sale of real estate used to retire
       debt                                                       2,645,823                  -                   -




See accompanying notes to consolidated financial statements                   33

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1 -   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      First Wilkow Venture (the "Partnership") owns outright or has participatory ownership interests in real property located throughout the United States for investment purposes.

      A summary of the principal accounting policies followed by the Partnership is set forth as follows:

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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


2 -   DEPRECIATION

      Depreciation is based on the method and estimated useful life of the respective assets as follows:

              Property                                          Method                           Life
              --------                                          ------                           ----
         180 North Michigan
           a.  Building                                         Straight Line                  35 years
           b.  Improvements                                     Straight Line                  Various
           c.  Furniture and equipment                          150% Declining Balance         12 years

         Naperville Office Court
           a.  Building                                         Straight Line                  25 years
           b.  Improvements                                     Straight Line                  Various
           c.  Furniture and equipment                          150% Declining Balance         Various

         Waterfall Plaza
           a.  Building                                         Straight Line                  40 years
           b.  Improvements                                     Straight Line                  40 years

         Highland Park Professional Building
           a.  Building                                         Straight Line                  30 years
           b.  Improvements                                     Straight Line                  40 years
                                                                150% Declining Balance         40 years
                                                                150% Declining Balance         12 years

         M&J/Retail Limited Partnership (9 retail centers)
           a.  Buildings                                        Straight Line                  40 years
           b.  Improvements                                     Straight Line                  40 years
           c.  Furniture and equipment                          Straight Line                  12 years

         209 West Jackson
           a.  Building                                         Straight Line                  40 years
           b.  Improvements                                     Straight Line                  40 years

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

3 -   INVESTMENTS IN PARTNERSHIPS

      A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                               1999                 1998                  1997
                                                          --------------        -------------         -------------
        L-C Office Partnership IV                         $        9,736        $       6,085         $         -

        XXI Office Plaza Associates                              501,978 (c)           37,536                37,536

        Hawdel Limited Partnership                                   -                    -                     -

        M&J/Grove Limited Partnership                            139,888              (31,204)              (31,205)

        Rosemont 28 Limited Partnership                           (2,863)              (2,864)               (2,865)

        M&J/Crossroads Limited Partnership                           -                283,394               (12,527)

        M&J/Eden Prairie Limited Partnership                      10,400 (a)            5,327 (a)               -

        Duke Realty Limited Partnership                           72,578 (a)           64,643 (a)           876,332 (c)

        M&J/Largo Limited Partnership                                -                    -                  40,157 (c)

        222 Fee Associates                                          (623)(a)(b)           392 (a)               290 (a)

        5601 N. Sheridan Associates                                5,040 (a)(b)         1,008 (a)               864 (a)

        First Candlewick Associates                                6,600 (a)            6,600 (a)             6,050 (a)

        Second Wilkow Venture                                      6,304 (a)            5,418 (a)             6,107 (a)

        Wilkow/Retail Partners Limited Partnership                   180 (a)              165 (a)               111 (a)

        Lake Cook Office Development IV                               78 (a)               49 (a)               -

        M&J/Hotel Investors Limited Partnership                   24,000 (a)           22,734 (a)               -

        M&J/Mid Oak Limited Partnership                            6,300 (a)           11,127 (a)               -

        Northlake Tower Limited Partnership                       90,654 (a)          107,887 (a)           902,921 (a)

        Arlington LLC                                            (80,000)                 -                     -

        21st M&J Venture                                          (4,900)(b)              -                     -

        Orhow Associates                                          (3,500)(b)              -                     -
                                                          --------------        -------------         -------------

                                                          $      781,850        $     518,297         $   1,823,771
                                                          ==============        =============         =============

     (a)  Income recognized under the cost method.
     (b)  Includes loss on disposition of investment.
     (c)  Includes gain on disposition of investment.

FIRST VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



     The following is a summary of financial position and results of operations of the properties in which the Partnership has an equity partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

     YEAR ENDED DECEMBER 31, 1999:

                                                                   Rosemont
                                                                     28
                                              Arlington             Limited
                                                 LLC              Partnership
                                           --------------        ------------
                                                 (a)                  (c)

     BALANCE SHEET

     Real estate - net of
      accumulated depreciation             $   11,778,375        $
     Current assets                             4,096,895
     Other assets                                 354,424
                                            -------------         ----------

     TOTAL ASSETS                          $   16,229,694        $
                                            =============         ==========


     Mortgages payable                     $   14,001,803        $
     Other liabilities                          1,465,857
     Partners' capital                            762,034
                                            -------------         ----------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL                    $   16,229,694        $
                                            =============         ==========



        STATEMENT OF OPERATIONS

     Revenue                               $    1,069,523        $
     Less:   Operating expenses                   648,413
             Other expenses                       578,306
             Depreciation                          96,705
                                           --------------         ----------

     NET LOSS                              $     (253,901)       $
                                             ============         ==========


     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                       XXI Office              M&J/Grove               Dover
                                                         Plaza                  Limited                Farms
                                                       Associates             Partnership            Apartments
                                                     -------------        ------------------        ------------
                                                          (a)                     (c)                   (c)
       BALANCE SHEET
     Real estate - net of
      accumulated depreciation                       $    -                 $                      $
     Current assets                                       -
     Other assets                                         -
                                                      ------------           ------------           ------------

     TOTAL ASSETS                                    $    -                 $                      $
                                                      ============           ============           ============


     Mortgages payable                               $    -                 $                      $
     Other liabilities                                    -
     Partners' capital (deficit)                          -
                                                      ------------           ------------           ------------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)                    $    -                 $                      $
                                                      ============           ============           ============


        STATEMENT OF OPERATIONS

     Revenue                                         $     985,989          $                      $
     Less:   Operating expenses                            691,633
             Other expenses                                660,671
             Depreciation                                   68,710
                                                      ------------           ------------           ------------

     NET LOSS                                        $    (435,025)         $                      $
                                                      ============           ============           ============


     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



     YEAR ENDED DECEMBER 31, 1998:

                                                Rosemont
                                                   28              XXI Office
                                                 Limited             Plaza
                                               Partnership         Associates
                                             --------------      -------------
                                                   (c)                (b)
      BALANCE SHEET

     Real estate - net of
      accumulated depreciation               $                     $5,186,573
     Current assets                                                 1,675,224
     Other assets                                                       8,177
                                              -------------         ---------

     TOTAL ASSETS                            $                     $6,869,974
                                              =============         =========


     Mortgages payable                       $                     $1,902,315
     Other liabilities                                                743,162
     Partners' capital                                              4,224,497
                                              -------------         ---------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL                      $                     $6,869,974
                                              =============         =========



      STATEMENT OF OPERATIONS

     Revenue                                 $                     $1,699,441
     Less:   Operating expenses                                       940,032
             Other expenses                                           234,805
             Depreciation                                             429,628
                                              -------------         ---------

     NET INCOME                              $                     $   94,976
                                              =============         =========


     (a)  Based upon unaudited financial statements.
     (b)  Based upon audited financial statements.
     (c)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------




                                             M&J/Grove          Dover
                                              Limited           Farms
                                            Partnership       Apartments
                                          --------------    -------------
                                                (a)              (a)
      BALANCE SHEET

     Real estate - net of
       accumulated depreciation             $9,199,644       $13,360,506
     Current assets                            219,109           402,631
     Other assets                              185,583           801,899
                                             ---------        ----------

     TOTAL ASSETS                           $9,604,336       $14,565,036
                                             =========        ==========


     Mortgages payable                      $6,198,801       $11,674,546
     Other liabilities                         316,416           455,415
     Partners' capital                       3,089,119         2,435,075
                                             ---------        ----------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                    $9,604,336       $14,565,036
                                             =========        ==========


      STATEMENT OF OPERATIONS

     Revenue                                $2,625,157       $ 2,576,900
     Less:  Operating expenses                 785,890         1,098,973
            Other expenses                     540,446           933,721
            Depreciation                       313,375           330,936
                                             ---------        ----------

     NET INCOME                             $  985,446       $   213,270
                                             =========        ==========


      (a)  Based upon unaudited financial statements.
      (b)  Based upon audited financial statements.
      (c)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



      YEAR ENDED DECEMBER 31, 1997:

                                         Rosemont                           Sun Pointe
                                           28               XXI Office         Place
                                          Limited             Plaza           Limited
                                        Partnership         Associates      Partnership
                                     ---------------     --------------    -------------
                                           (a)                 (b)              (a)
      BALANCE SHEET

     Real estate - net of
       accumulated depreciation          $1,909,955        $5,075,548       $2,310,382
     Current assets                           4,272         1,912,065          226,179
     Other assets                               174             8,336            6,504
                                          ---------         ---------        ---------

     TOTAL ASSETS                        $1,914,401        $6,995,949       $2,543,065
                                          =========         =========        =========


     Mortgages payable                   $    -            $2,213,992       $  125,231
     Other liabilities                       21,256           652,436           18,364
     Partners' capital                    1,893,145         4,129,521        2,399,470
                                          ---------         ---------        ---------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                 $1,914,401        $6,995,949       $2,543,065
                                          =========         =========        =========


      STATEMENT OF OPERATIONS

     Revenue                             $      103        $1,884,588       $  251,921
     Less:  Operating expenses               12,606           902,931           92,184
            Other expenses                    -               299,772              761
            Depreciation                      -               429,057           21,447
                                          ---------         ---------        ---------

     NET INCOME (LOSS)                   $  (12,503)       $  252,828       $  137,529
                                          =========         =========        =========


      (a)  Based upon unaudited financial statements.
      (b)  Based upon audited financial statements.
      (c)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                    2221 Camden
                                                       Court              M&J/Grove           Dover
                                                       Office              Limited            Farms
                                                      Building           Partnership        Apartments
                                                  ---------------      --------------     --------------
                                                        (a)                  (a)               (a)
        BALANCE SHEET

     Real estate - net of
       accumulated depreciation                     $6,866,362          $9,412,696         $13,735,688
     Current assets                                    573,034             121,462             411,392
     Other assets                                      272,705             179,861             801,899
                                                     ---------           ---------          ----------

     TOTAL ASSETS                                   $7,712,101          $9,714,019         $14,948,979
                                                     =========           =========          ==========


     Mortgages payable                              $8,082,869          $6,323,316         $14,225,895
     Other liabilities                                 195,562             343,203             444,420
     Partners' capital (deficit)                      (566,330)          3,047,500             278,664
                                                     ---------           ---------          ----------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL (DEFICIT)                  $7,712,101          $9,714,019         $14,948,979
                                                     =========           =========          ==========


        STATEMENT OF OPERATIONS

     Revenue                                        $   49,203          $1,654,463         $ 2,900,919
     Less:  Operating expenses                          82,739             775,117           1,271,317
            Other expenses                              33,722             550,508           1,299,803
            Depreciation                                22,745             310,610             323,997
                                                     ---------           ---------          ----------

     NET INCOME (LOSS)                              $  (90,003)         $   18,228         $     5,802
                                                     =========           =========          ==========


      (a)  Based upon unaudited financial statements.
      (b)  Based upon audited financial statements.
      (c)  Information not available at time of report.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


     First Ron Venture

     In April 1978, the Partnership invested $260,000 to obtain a one-third interest in First Ron Venture, which has a 38% interest in Apollo Associates, which owns an apartment complex in Oklahoma City, Oklahoma. Although First Ron Venture was entitled to a cumulative annual priority distribution of cash flow of which the Partnership's share was $23,490, the property did not generate sufficient cash flow to make distributions. The investment was being carried at zero. On December 31, 1993, the Partnership acquired a 3.831% interest in First Apollo Associates, which holds a one-third interest in First Ron Venture.

     On February 25, 1999, the property was sold. The Partnership did not receive any proceeds since the outstanding indebtedness on the property was in excess of the sales price.

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

     M&J/Westwood Limited Partnership

     In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M&J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 260- unit all suites hotel and corporate rental project in Orlando, Florida, known as Tango Bay Suites Resort. On December 31, 1993, the Partnership acquired an additional 2.19% interest in M&J/Westwood Limited Partnership.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



     In March 1993, the Partnership acquired a 63.64% undivided interest in Tango Bay Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Tango Bay Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Tango Bay Suites for an undivided interest in the 209 West Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 1999, from Tango Bay Suites (see Note 4).

     Duke Realty Limited Partnership

     On December 2, 1994, the Partnership redeemed its interest in three partnerships for a direct ownership in an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke-Weeks Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see Note 10).

     On April 15, 1997, the Partnership converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Investments, Inc. On June 12, 1997, 12,500 shares were sold for $500,044, resulting in a gain of $383,419. On July 21, 1997, the remaining 12,500 shares were sold for $528,168, resulting in a gain of $411,543.

     On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 1999.

     Rosemont 28 Limited Partnership

     The Partnership has invested a total of $754,934 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of land held for development in Orlando, Florida. Net cash flow and residual proceeds are distributed in accordance with the partners' respective interests.

     XXI Office Plaza Associates

     In February 1981, the Partnership invested $525,000 to obtain a 13.91% interest in XXI Office Plaza Associates, which owns an office plaza in Germantown, Maryland. In addition to the investment, the Partnership had a note receivable of $27,814 from XXI Office Plaza Associates (see Note 4). The note was repaid on August 10, 1999.

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


     On August 10, 1999, the Partnership received its share of the capital call. On September 17, 1999, the Partnership received an additional $997,500, resulting in a gain on disposition of the investment of $561,557.

     M&J/Grove Limited Partnership

     The Partnership had invested a total of $931,000 to obtain a 21.91% interest in M&J/Grove Limited Partnership ("M&J/Grove"), which owns an office complex in Wheaton, Illinois. As a Class A limited partner, the Partnership is entitled to a cumulative cash priority of 8%. On December 31, 1993, the Partnership acquired an additional 1.17% interest in M&J/Grove.

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


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

     M&J/Eden Prairie Limited Partnership

     On April 10, 1998, the Partnership invested $64,000 to obtain a 26.50% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Partnership's interest to 43.10%.

     M&J/NCT Louisville LP

     On September 29, 1999, the Partnership invested $300,000 to obtain a 23.72% interest in M&J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky.

     Arlington LLC

     On September 29, 1999, the Partnership converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 153,873 square foot community center. In addition to the community center, Arlington LLC owns 4.82 acres of contiguous land that will be used to add 53,342 square feet of new retail space. Both the community center and the land are located in Arlington Heights, Illinois.

     In addition, the Partnership posted a letter of credit in the amount of $280,000 with the mortgagee as credit enhancement in exchange for an additional 7% interest in Arlington LLC (see Note 10).

     The Partnership also has a non-interest-bearing unsecured loan payable to Arlington LLC in the amount of $11,027 at December 31, 1999 and 1998.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

     CONSOLIDATED PARTNERSHIPS

     M&J/Sheridan Limited Partnership

     During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. In addition to the investment, the Partnership has a note receivable of $492,000 at December 31, 1999, from M&J/Sheridan Limited Partnership. On September 30, 1996, M&J/Sheridan Limited Partnership refinanced the Highland Park Professional Center. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.

     The financial position and results of operations at December 31, 1999, are included in the accompanying consolidated financial statements.

     209 West Jackson LLC

     On August 24, 1995, the Partnership acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in Tango Bay Suites. As part of this transaction, Tango Bay Suites remains liable to the Partnership for loans advanced to fund operating deficits. The 209 West Jackson building was subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum.

     On October 22, 1999, both the ownership and the debt were restructured. The Partnership and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Partnership's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Partnership is also responsible for additional equity contributions of $852,000, payable in three equal installments on the anniversary date of the closing. In addition, the Partnership made a loan of $2,100,000 to 209 West Jackson LLC. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. No funds have been drawn on the second note as of December 31, 1999.

     The financial position and results of operations at December 31, 1999, are included in the accompanying consolidated financial statements.

     M&J/Retail Limited Partnership

     The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in nine strip shopping centers in the metropolitan Chicago area and four partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


     During 1988, the Partnership invested $3,110,000 to obtain a 99% interest in M&J/Harlem Mortgage Limited Partnership, which owns Harlem and North shopping center located in Oak Park, Illinois. On December 31, 1993, the Partnership sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail for $3,150,000. On July 8, 1998, M&J/Harlem Mortgage Limited Partnership refinanced the property with a new first mortgage of $2,550,000 bearing interest at 7.27% per annum. The loan matures July 1, 2008.

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

     In 1998, M&J/Retail invested $415,000 to acquire a 70.90% investment in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

         Marketfair North          - a 136,989 square foot shopping center in
                                     Clay, New York
         Shops at Clark's Pond     - a 208,325 square foot shopping center in
                                     South Portland, Maine

     On September 29, 1999, M&J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 153,873 square foot community center. In addition to the community center, Arlington LLC owns 4.82 acres of contiguous land that will be used to add 53,342 square feet of new retail space. Both the community center and the land are located in Arlington Heights, Illinois.

     The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. The term of the loan is three years. (See also Page 46).

     The financial position and results of operations at December 31, 1999, are included in the accompanying consolidated financial statements.

FIRST VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1999:

                                                     209                M&J/             M&J/
                                                     West             Sheridan          Retail
                                                    Jackson           Limited           Limited
                                                      LLC           Partnership       Partnership
                                                   ---------        -----------       -----------
     BALANCE SHEET

     Real estate - net of
        accumulated depreciation                  $11,719,303       $2,595,216       $16,580,845
     Current assets                                    21,093           23,202            66,279
     Other assets                                     675,604          154,680         2,711,880
                                                   ----------        ---------        ----------

     TOTAL ASSETS                                 $12,416,000       $2,773,098       $19,359,004
                                                   ==========        =========        ==========


     Mortgages payable                            $ 8,590,814       $1,333,187       $14,986,133
     Other long-term payables                       2,100,000          492,000             -
     Current liabilities                              742,931          246,931         1,418,488
     Minority interest                                284,854         (121,361)        1,981,304
     Partners' capital                                697,401          822,341           973,079
                                                   ----------        ---------        ----------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                          $12,416,000       $2,773,098       $19,359,004
                                                   ==========        =========        ==========


        STATEMENT OF OPERATIONS

     Revenue                                      $   550,481       $  432,132       $ 4,387,364
     Less:  Operating expenses                        322,737          210,067         1,998,616
            Other expenses                            190,529          159,613         1,180,608
            Depreciation                               54,960          128,702           519,671
            Minority interest                          (5,146)          (7,095)          323,831
                                                   ----------        ---------        ----------

     NET INCOME (LOSS)                            $   (12,599)      $  (59,155)      $   364,638
                                                   ==========        =========        ==========

                                                                              49

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1998:

                                                     M&J/            M&J/
                                                   Sheridan         Retail
                                                   Limited          Limited
                                                 Partnership      Partnership
                                                 -----------      -----------
     BALANCE SHEET

     Real estate - net of
        accumulated depreciation                 $2,706,824       $18,339,164
     Current assets                                  50,539           132,404
     Other assets                                    55,748         2,272,004
                                                  ---------        ----------

     TOTAL ASSETS                                $2,813,111       $20,743,572
                                                  =========        ==========


     Mortgages payable                           $1,365,748       $16,029,003
     Other long-term payables                       492,000           320,000
     Current liabilities                            188,132         1,387,406
     Minority interest                             (114,265)        1,829,678
     Partners' capital                              881,496         1,177,485
                                                  ---------        ----------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                         $2,813,111       $20,743,572
                                                  =========        ==========


        STATEMENT OF OPERATIONS

     Revenue                                     $  420,280       $ 4,300,097
     Less:  Operating expenses                      214,929         2,120,622
            Other expenses                          164,181         1,269,580
            Depreciation                            127,625           535,233
            Minority interest                        (9,318)          190,479
                                                  ---------        ----------

     NET INCOME (LOSS)                           $  (77,137)      $   184,183
                                                  =========        ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1997:

                                             M&J/             M&J/
                                           Sheridan          Retail
                                           Limited           Limited
                                         Partnership       Partnership
                                         -----------       -----------
     BALANCE SHEET

     Real estate - net of
        accumulated depreciation          $2,787,284       $18,631,721
     Current assets                           21,700           431,990
     Other assets                             75,445           380,269
                                           ---------        ----------

     TOTAL ASSETS                         $2,884,429       $19,443,980
                                           =========        ==========


     Mortgages payable                    $1,395,553       $15,524,516
     Other long-term payables                492,000           218,487
     Current liabilities                     143,192         1,385,554
     Minority interest                      (104,948)        1,790,724
     Partners' capital                       958,632           524,699
                                           ---------        ----------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                  $2,884,429       $19,443,980
                                           =========        ==========


        STATEMENT OF OPERATIONS

     Revenue                              $  397,534       $ 4,619,793
     Less:  Operating expenses               210,293         1,935,994
            Other expenses                   164,972         1,372,331
            Depreciation                     125,247           527,129
            Minority interest                (10,971)          357,174
                                           ---------        ----------

     NET INCOME (LOSS)                    $  (92,007)      $   427,165
                                           =========        ==========

FIRST VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


4 -  LOANS RECEIVABLE                            1999               1998
                                               -------            -------
     Tango Bay Suites
     Unsecured promissory note bearing
     interest at 3% over prime issued in
     connection with Tango Bay Suites
     located in Orlando, Florida. The
     note is due on demand or, if demand
     is not sooner made, on December 31,
     2002 (see Note 3). 1999                   $731,124         $731,124

     L-C Office Partnership IV
     Unsecured promissory note bearing
     interest at 2% over prime issued in
     connection with the Dover Farms
     Apartments located in North
     Royalton, Ohio. The note is due on
     demand or, if demand is not sooner
     made, on December 31, 2002.                 71,872           71,872

     Lake Cook Office Development -
     Building Four Limited Partnership
     Unsecured promissory note bearing
     interest at 2% over prime issued in
     connection with the Dover Farms
     Apartments located in North
     Royalton, Ohio. The note is due on
     demand or, if demand is not sooner
     made, on December 31, 2002.                 15,091           15,091

     Arlington LLC
     Unsecured promissory note bearing
     interest at 9% issued in connection
     with the purchase of land parcels
     in Arlington Heights, Illinois. On
     September 27, 1999, the loan was
     converted to an equity interest in
     Arlington LLC (see Note 3).                    -          1,001,118

     XXI Office Plaza Associates
     Unsecured promissory note bearing
     interest at prime issued in
     connection with Century XXI Office
     Plaza located in Germantown,
     Maryland. On August 10, 1999, the
     loan was repaid in full.                       -             27,814
                                               --------       ----------

                                               $818,087       $1,847,019
                                               ========       ==========


5 -  SHORT-TERM CASH INVESTMENTS

     The Partnership considers certificates of deposit and commercial paper with an original maturity of three months or less to be cash equivalents. Included in short-term cash investments at December 31, 1999, are three commercial paper investments from LaSalle National Corporation totaling $3,905,000, which mature in January 2000. The commercial paper is considered a held to maturity debt security and, accordingly, is recorded at amortized cost, which approximates market value.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


6 -  MORTGAGES PAYABLE

     The mortgages payable at December 31, 1999, consist of:



                                        ORIGINAL                      BALANCE
                                        PRINCIPAL       MONTHLY     DECEMBER 31,
                                         AMOUNT         PAYMENTS       1999
                                       -------------   ----------   ------------

180 North Michigan, 7.13%
  due monthly to September 1,
  2008 (a)                              $7,300,000    $   49,206    $7,208,025
Naperville Office Court,
  7.13% due monthly to
  May 31, 2008 (b)                       4,500,000        30,337     4,440,308
Highland Park Professional Building,
  8.88% due monthly to
  October 1, 2001 (c)                    1,425,000        12,711     1,333,186
Oak Lawn Promenade,
  7.25% due monthly to
  September 1, 2008 (d)                  2,790,000        19,033     2,759,999
Oak Lawn Square,
  8.03% due monthly to
  May 1, 2009 (e)                          900,000         6,964       893,312
Broadway Festival, 8.20% due
  monthly to July 31, 2000 (f)           2,750,000        23,346     2,466,814
Irving and Kimball, 7.58% due
  monthly to April 30, 2008 (g)          1,325,000         9,337     1,307,388
Melrose and Kimball, 7.58% due
  monthly to April 30, 2008 (h)            991,000         6,984       977,827



                                                                            PRINCIPAL PAYMENTS
                                      --------------------------------------------------------------------------------------
                                                                      DURING YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                          2000          2001           2002         2003          2004       THEREAFTER
                                      -----------   ------------   -----------  -----------   ------------  ------------
180 North Michigan, 7.13%
  due monthly to September 1,
  2008 (a)                            $   79,506    $   85,364    $   91,653    $   98,406    $  105,656    $6,747,440
Naperville Office Court,
  7.13% due monthly to
  May 31, 2008 (b)                        43,759        47,770        51,340        55,176        58,408     4,183,855
Highland Park Professional Building,
  8.88% due monthly to
  October 1, 2001 (c)                     35,574     1,297,612          --            --            --            --
Oak Lawn Promenade,
  7.25% due monthly to
  September 1, 2008 (d)                   25,838        28,394        30,553        32,876        34,810     2,607,528
Oak Lawn Square,
  8.03% due monthly to
  May 1, 2009 (e)                         11,134        11,978        13,102        14,212        15,417       827,469
Broadway Festival, 8.20% due
  monthly to July 31, 2000 (f)         2,466,814          --            --            --            --            --
Irving and Kimball, 7.58% due
  monthly to April 30, 2008 (g)           11,714        12,940        13,970        15,082        16,002     1,237,680
Melrose and Kimball, 7.58% due
  monthly to April 30, 2008 (h)            8,761         9,678        10,448        11,280        11,968       925,692



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                     OUTSTANDING
                                          ORIGINAL                     BALANCE
                                          PRINCIPAL      MONTHLY      DECEMBER 31,
                                            AMOUNT       PAYMENTS        1999
                                        -------------   ---------    -------------
Archer and Central, 7.42% due
  monthly to April 30, 2008 (i)       $ 2,350,000    $    16,303    $ 2,317,506
Diversey and Sheffield, 7.95%
  due monthly to May 1, 2009 (j)        1,300,000          9,990      1,290,182
209 West Jackson,
  8.95% due October 1, 2004 (k)        10,000,000         68,888      8,590,814
Evergreen Commons, 7.88% due
  April 30, 2004 (l)                      530,000          4,516        455,810
Harlem and North Shopping Center,
  7.27% due monthly to July 1,
  2008 (m)                              2,550,000         17,430      2,517,293
Waterfall Plaza, 9.65% due monthly
  to April 1, 2002 (n)                  2,100,000         12,232      2,082,293
                                      -----------    -----------    -----------

TOTAL                                                                38,640,757
                                                                    ===========

Fair market value
  acquisition adjustment (n)                                           (396,485)
                                                                    -----------

TOTAL OUTSTANDING MORTGAGE BALANCE                                  $38,244,272
                                                                    ===========

                                                                        PRINCIPAL PAYMENTS
                                       ---------------------------------------------------------------------------------------
                                                                   DURING YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                           2000           2001           2002          2003           2004          THEREAFTER
                                       -------------   ------------   -----------   ------------   ------------   ------------
Archer and Central, 7.42% due
  monthly to April 30, 2008 (i)      $    21,564    $    23,751    $    25,601    $    27,595    $    29,657    $ 2,189,338
Diversey and Sheffield, 7.95%
  due monthly to May 1, 2009 (j)          16,016         17,363         18,824         20,407         22,124      1,195,448
209 West Jackson,
  8.95% due October 1, 2004 (k)           76,262         76,795         83,916         91,697      8,262,144           --
Evergreen Commons, 7.88% due
  April 30, 2004 (l)                      17,710         19,157         20,722         22,416        375,805           --
Harlem and North Shopping Center,
  7.27% due monthly to July 1,
  2008 (m)                                23,921         26,286         28,290         30,447         32,252      2,376,097
Waterfall Plaza, 9.65% due monthly
  to April 1, 2002 (n)                      --             --        2,082,293           --             --             --
                                     -----------    -----------    -----------    -----------    -----------    -----------

TOTAL                                $ 2,838,573    $ 1,657,088    $ 2,470,712    $   419,594    $ 8,964,243    $22,290,547
                                     ===========    ===========    ===========    ===========    ===========    ===========

Fair market value
  acquisition adjustment (n)


TOTAL OUTSTANDING MORTGAGE BALANCE



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


     (a)   A balloon payment of $6,283,329 will be due September 1, 2008.

     (b)   A balloon payment of $3,946,123 will be due May 31, 2008.

     (c)   A balloon payment of $1,265,467 will be due October 1, 2001.

     (d)   A balloon payment of $2,488,069 will be due September 1, 2008.

     (e)   A balloon payment of $752,450 will be due May 1, 2009.

     (f)   A balloon payment of $2,413,643 will be due July 31, 2000.

     (g)   A balloon payment of $1,182,705 will be due April 30, 2008.

     (h)   A balloon payment of $884,574 will be due April 30, 2008.

     (i)   A balloon payment of $2,088,988 will be due April 30, 2008.

     (j)   A balloon payment of $1,080,175 will be due May 1, 2009.

     (k) A balloon payment of $8,205,523 will be due October 1, 2004. The original principal amount of $10,000,000 is divided into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. No funds have been drawn on the second note as of December 31, 1999.

     (l)   A balloon payment of $369,898 will be due April 30, 2004.

     (m)   A balloon payment of $2,257,812 will be due July 1, 2008.

     (n) A balloon payment of $2,082,293 will be due April 1, 2002. The balance of the loan reflected in the Partnership's financial statements was adjusted to the fair market value of the property at time of acquisition.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

7 -  RELATED PARTY TRANSACTIONS

     Management and Other Fees

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 1999, 1998 and 1997, were $1,105,123, $1,028,305 and $853,890, respectively.

     At December 31, 1999 and 1998, $25,638 and $23,969, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

     Professional Fees

     Professional fees paid during the years ended December 31, 1999, 1998 and 1997, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $40,244, $33,343 and $32,787, respectively. For the years ended December 31, 1999, 1998 and 1997, $70,348, $64,401 and $84,731, respectively, were paid to M&J
     Wilkow, Ltd. for services rendered in connection with legal, tax and accounting matters.

     Investments in Partnerships

     The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

     Loans Payable

     Loans payable to a general partner and certain limited partners in the amount of $410,000 bore interest at the prime rate and were repaid on October 10, 1998 (see also Note 3).

     Rental Income

     Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $199,300, $175,530 and $172,280 for the years ended December 31, 1999, 1998 and 1997, respectively, under a lease for office space.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


8 -  RENTALS RECEIVABLE UNDER OPERATING LEASES

     Minimum future rentals receivable by the Partnership on noncancelable operating leases as of December 31, 1999, are as follows:

           Year Ending
          December 31, Total

                2000                         $ 9,045,000
                2001                           7,462,000
                2002                           6,259,000
                2003                           4,825,000
                2004                           3,333,000
                Thereafter                     6,736,000
                                              ----------

                   Total                     $37,660,000
                                              ==========


9 -  PARTNERS' CAPITAL

     At December 31, 1999, general partner units totaled 7,650 units and the general partners also beneficially owned 3,388 limited partner units.

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


10 - COMMITMENTS AND CONTINGENCIES

     As of December 31, 1999, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 1, 2000, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 1999, the amount outstanding under this facility is $475,000, consisting of two unsecured letters of credit for $80,000 and $280,000 with General Electric Capital Corporation as beneficiary and one for $115,000 with the City of Arlington as beneficiary.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


     As of December 31, 1999 and 1998, the Partnership, through its investment in M&J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit held by Marketfair North, of which M&J/Retail Limited Partnership is an equity holder.

     As of December 31, 1997, the Partnership, through its investment in M&J/Retail Limited Partnership, had a $600,000 installment note facility from LaSalle National Bank. The note paid interest at the prime rate plus 1% per annum. The outstanding note amount of $207,442 was repaid in full in February 1998. See Note 3 for additional commitments and contingencies.



11 - SUBSEQUENT EVENTS

     In January 2000, the Partnership made a distribution in the amount of $85,458, or $.50 per unit.

     On February 24, 2000, the Partnership invested $880,000 to obtain an 18.92% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

ITEM 9  -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None


                                                       PART III

ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to each general partner of the Registrant:

            Name                               Position
            ----                               --------

            Marc R. Wilkow                     General Partner
            Clifton J. Wilkow                  General Partner

     Marc R. Wilkow has been in the real estate management and investment business since 1977. He is also a lawyer and the sole stockholder of the law firm of Wilkow & Wilkow, P.C. Clifton J. Wilkow has been involved in the business of the Registrant since 1976. Also see "ITEM 1: Business Organization" for further information.

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

     The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:


     Name                Position         Age           Other Positions          Relation to Other Officer
     ----                --------         ---           ---------------          -------------------------
Marc R. Wilkow           General          50            General Counsel          Brother of Clifton Wilkow
                         Partner

Clifton J. Wilkow        General          47            None                     Brother of Marc Wilkow
                         Partner

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a)  No general partner holds 5% or more of any of the securities.

     The following limited partners hold 5% or more of the Registrant's total units:

                                           Units Owned         % of Total Units
                                           -----------         ----------------

     William W. Wilkow Marital Trust           17,965                 10.51%

     Gisa W. Slonim Irrevocable Trust          11,779                  6.89%

     (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 1999:

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 1999, 1998 and 1997, were $1,105,123, $1,028,305 and $853,890, respectively (see Note 7 to
Consolidated Financial Statements).

     Professional fees paid during the years ended December 31, 1999, 1998 and 1997, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $40,244, $33,343 and $32,787, respectively. Legal, tax and accounting services rendered in the years ended December 31, 1999, 1998 and 1997, by M&J Wilkow, Ltd. were $70,348, $64,401 and $84,731, respectively.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)    The following documents are filed as a part of this report:

                  1. The Index to Consolidated Financial Statements is set forth on Page 27


                  2. Financial Statement Schedules:                                                          Page No.
                                                                                                             --------


                     Independent Auditor's Report                                                               28

                     Schedule VIII - Valuation and Qualifying Accounts and Reserves,
                     Years Ended December 31, 1999, 1998 and 1997                                               63

                     Schedule X - Supplementary Profit and Loss Information,
                     Years Ended December 31, 1999, 1998 and 1997                                               64

                     Schedule XI - Real Estate and Accumulated Depreciation,
                     Year Ended December 31, 1999                                                               65

                     Notes to Schedule XI                                                                       69

                     Schedule XIII - Investments in, Equity in Earnings of,
                     and Drawings Received From Affiliates and Other Persons,
                     Years Ended December 31, 1999, 1998 and 1997                                               82

                  Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

                  3. Exhibits:  See Index to Exhibits on Page 92

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                        COLUMN B       COLUMN C        COLUMN D       COLUMN E

                                                                                                                     ADDITIONS
                                                       BALANCE AT      CHARGED TO                                    ALANCE AT
                                                        BEGINNING       PROFIT OR                                     CLOSE OF
                                                       OF YEAR           INCOME         OTHER        DEDUCTIONS         YEAR
                                                     -------------   ------------   -----------    ------------       --------
YEAR ENDED DECEMBER 31, 1997

     Reserve for bad debts                           $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

     Reserve for losses on loans                     $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

     Reserve for valuation of investments            $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======


YEAR ENDED DECEMBER 31, 1998

     Reserve for bad debts                           $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

     Reserve for losses on loans                     $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

     Reserve for valuation of investments            $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======


YEAR ENDED DECEMBER 31, 1999

     Reserve for bad debts                           $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

     Reserve for losses on loans                     $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

     Reserve for valuation of investments            $      -        $      -       $     -        $      -           $      -
                                                      ===========     ===========    ==========     ===========        =======

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION

-----------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                         1999                 1998                1997
-----------------------------------------------------------------------------------------------------------------------

1.   REPAIRS AND MAINTENANCE
       Name of property:
          180 North Michigan                                 $      382,422      $       412,461      $      386,750
          Naperville Office Court                                    38,793               51,569              46,011
          209 West Jackson                                           67,651                -                   -
          Highland Park Professional Building                        36,788               44,448              55,057
          Waterfall Plaza                                            10,773               13,600               6,687
          Nine Retail Centers                                       148,992              146,680              89,549
                                                             --------------       --------------       -------------

       TOTAL                                                 $      685,419      $       668,758      $      584,054
                                                              =============       ==============       =============


2.   DEPRECIATION, DEPLETION AND AMORTIZATION
       OF FIXED AND INTANGIBLE ASSETS
          Depreciation expense                               $    1,484,467      $     1,433,181      $    1,412,264
          Amortization expense                                      324,741              397,131             340,821
                                                              -------------       --------------       -------------

       TOTAL                                                 $    1,809,208      $     1,830,312      $    1,753,085
                                                              =============       ==============       =============


3.   TAXES, OTHER THAN INCOME TAXES
       Real estate taxes:
          23 East Flagler - Department Store                 $      -            $       -            $       62,753
          Fairplay Foods                                            130,600              238,367             235,062
          180 North Michigan                                        665,976              601,479             730,583
          Naperville Office Court                                   106,175              110,121             111,196
          Highland Park Professional Building                        47,526               48,201              44,170
          Nine Retail Centers                                     1,111,024            1,133,580           1,118,974
          Waterfall Plaza                                           145,342              134,700             138,850
          209 West Jackson                                           60,378                -                   -
                                                             --------------       --------------      ---------------

            Total                                                 2,267,021            2,266,448           2,441,588
       Florida sales taxes                                            -                    5,965               4,478
                                                              -------------       --------------      --------------

       TOTAL                                                 $    2,267,021      $     2,272,413      $    2,446,066
                                                              =============       ==============      ==============


4.   MANAGEMENT FEES                                         $      734,942      $       683,536      $      655,936
                                                              =============       ==============      ==============

5.   RENTS
       Ground rent - 180 North Michigan                      $       11,855      $        11,855      $       11,855
                                                             ==============      ===============      ==============



FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------



                                                                           INITIAL COST TO          COST CAPITALIZED
                                                                               COMPANY         SUBSEQUENT TO ACQUISITION
                                                                    -------------------------  ------------------------
                                                                                    BUILDINGS
                                                                                      AND                     CARRYING
                                       DESCRIPTION    ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS   COST
                                     --------------  --------------  -----------  ------------  ------------  --------
Naperville Office Court,               Office
    Naperville, Illinois               Building       $ 4,440,308   $ 1,796,459   $ 3,321,535   $ 2,258,749   $    --

180 North Michigan,                    Office
    Chicago, Illinois                  Building         7,208,025     1,061,120     6,550,000     6,850,521        --

Highland Park Professional Building,   Office
    Highland Park, Illinois            Building (A)     1,333,186       158,000     2,028,750     1,681,694        --

Waterfall Plaza,                       Shopping
    Orland Park, Illinois              Center           1,685,808       317,400     1,165,643       562,940        --

209 West Jackson,                      Office
    Chicago, Illinois                  Building (C)     8,590,814     1,172,490    10,552,406        49,368        --

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------



                                                                     INITIAL COST TO              COST CAPITALIZED
                                                                         COMPANY              SUBSEQUENT TO ACQUISITION
                                                                 -------------------------  ---------------------------
                                                                              BUILDINGS
                                                                                AND                          CARRYING
                                  DESCRIPTION     ENCUMBRANCES      LAND    IMPROVEMENTS     IMPROVEMENTS      COST
                                 -------------   --------------  --------   --------------   ------------   -----------

     Nine Strip Shopping Centers:

Oak Lawn Promenade,                 Shopping
  Oak Lawn, Illinois                Center (B)   $ 2,759,999   $   429,456   $ 3,865,100    $   310,601    $     --
Oak Lawn Square,                    Shopping
  Oak Lawn, Illinois                Center (B)       893,312       136,325     1,226,921        218,521          --
Broadway Festival,                  Shopping
  Chicago, Illinois                 Center (B)     2,466,814       291,777     2,625,999        254,459          --
Irving and Kimball,                 Shopping
  Chicago, Illinois                 Center (B)     1,307,388       180,521     1,624,686        162,632          --
Melrose and Kimball,                Shopping
  Chicago, Illinois                 Center (B)       977,827       155,195     1,396,752           --            --
Archer and Central,                 Shopping
  Chicago, Illinois                 Center (B)     2,317,506       267,483     2,407,344        210,202          --
Evergreen Commons,                  Shopping
  Evergreen Park, Illinois          Center (B)       455,810        70,307       632,760         60,208          --
Diversey and Sheffield,             Shopping
  Chicago, Illinois                 Center (B)     1,290,182       203,013     1,827,111         75,924          --
Harlem and North Shopping Center,   Shopping
  Oak Park, Illinois                Center (B)     2,517,293       310,000     2,790,000        187,596          --
                                                 -----------   -----------   -----------    -----------    ----------

  Total                                          $38,244,272   $ 6,549,546   $42,015,007   $12,883,415     $     --
                                                 ===========   ===========   ===========   ===========     ==========


See Notes 1, 2 and 3 accompanying Schedule XI.
(A) Owned by M&J/Sheridan Limited Partnership; 89%-owned subsidiary of First Wilkow Venture.
(B) Owned by M&J/Retail Limited Partnership; 53%-owned subsidiary of First Wilkow Venture.
(C)  Owned by 209 West Jackson LLC; 71%-owned subsidiary of First Wilkow
     Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------




                                            GROSS AMOUNT AT WHICH CARRIED AT
                                                  DECEMBER 31, 1999
                                     ------------------------------------------
                                                     BUILDINGS                                                        LIFE ON WHICH
                                                        AND                      ACCUMULATED  DATE OF       DATE      DEPRECIATION
                                         LAND       IMPROVEMENTS     TOTAL       DEPRECIATION CONSTRUCTION  ACQUIRED  IS  COMPUTED
                                     -------------  ------------  -------------  ------------ ------------  --------  -----------

Naperville Office Court,
    Naperville, Illinois              $ 1,796,459   $ 5,580,284   $ 7,376,743   $ 2,371,852       1980         1986       25 Years

180 North Michigan,
    Chicago, Illinois                   1,061,120    13,400,521    14,461,641     8,018,333       1926         1968       35 Years
                                                                                           Renovated in 1967

Highland Park Professional Building,
    Highland Park, Illinois               158,000     3,710,444     3,868,444     1,273,228       1931         1988       30 Years
                                                                                           Renovated in 1972

Waterfall Plaza,
    Orland Park, Illinois                 317,400     1,728,583     2,045,983       269,048       1980         1993       40 Years

209 West Jackson,
    Chicago, Illinois                   1,172,490    10,601,774    11,774,264        54,960       1898         1999        40 Years
                                                                                           Renovated in 1989


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------



                                            GROSS AMOUNT AT WHICH CARRIED AT
                                                    DECEMBER 31, 1999
                                                       BUILDINGS                                                       LIFE ON WHICH
                                                         AND                      ACCUMULATED     DATE OF     DATE     DEPRECIATION
                                             LAND    IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION  ACQUIRED  IS COMPUTED
                                         ----------- ------------   ---------   -------------   ------------  --------- -----------
Nine Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois               $   429,456   $ 4,175,701   $ 4,605,157   $ 1,256,411       1986         1987     40 Years

    Oak Lawn Square,
       Oak Lawn, Illinois                   136,325     1,445,442     1,581,767       413,524       1982         1987     40 Years

    Broadway Festival,
       Chicago, Illinois                    291,777     2,880,458     3,172,235       856,421       1984         1987     40 Years

    Irving and Kimball,
       Chicago, Illinois                    180,521     1,787,318     1,967,839       491,890       1987         1988     40 Years

    Melrose and Kimball,
       Chicago, Illinois                    155,195     1,396,752     1,551,947       410,299       1987         1988     40 Years

    Archer and Central,
       Chicago, Illinois                    267,483     2,617,546     2,885,029       747,767       1985         1988     40 Years

    Evergreen Commons,
       Evergreen Park, Illinois              70,307       692,968       763,275       190,048       1987         1988     40 Years

    Diversey and Sheffield,
       Chicago, Illinois                    203,013     1,903,035     2,106,048       507,551       1984         1989     40 Years

    Harlem and North Shopping Center,
       Oak Park, Illinois                   310,000     2,977,596     3,287,596       470,019       1980         1993     40 Years
                                        -----------   -----------   -----------    ----------
TOTAL                                   $ 6,549,546   $54,898,422   $61,447,968    17,331,351
                                        ===========   ===========   ===========    ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              BALANCE AT                                                  BALANCE
                                             BEGINNING OF     ADDITION                OTHER CHARGES        AT END
                                                YEAR          AT COST   RETIREMENTS    ADD (DEDUCT)       OF YEAR
                                             ------------    ---------  -----------    ------------      ---------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1999

Fairplay Foods,
   Chicago, Illinois                         $ 1,562,842     $      --   $ 1,562,842   $        --     $      --

Naperville Office Court,
   Naperville, Illinois                        5,532,583        47,701          --              --       5,580,284

180 North Michigan,
   Chicago, Illinois                          12,877,269       983,838       460,586            --      13,400,521

Highland Park Professional Building,
   Highland Park, Illinois                     3,693,350        17,094          --              --       3,710,444

Waterfall Plaza,
   Orland Park, Illinois                       1,672,320        56,263          --              --       1,728,583

209 West Jackson,
   Chicago, Illinois                                --      10,601,774          --              --      10,601,774

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


                                         BALANCE AT                                                 BALANCE
                                        BEGINNING OF   ADDITION                  OTHER CHARGES        AT END
                                           YEAR         AT COST   RETIREMENTS     ADD (DEDUCT)       OF YEAR
                                        -------------   --------  ------------    --------------    ---------
Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois              $ 3,966,292   $   209,409   $      --     $         --     $ 4,175,701

    Oak Lawn Square,
       Oak Lawn, Illinois                1,433,329        12,113          --               --       1,445,442

    Broadway Festival,
       Chicago, Illinois                 3,445,751         9,975       575,268             --       2,880,458

    Irving and Kimball,
       Chicago, Illinois                 1,787,318          --            --               --       1,787,318

    Melrose and Kimball,
       Chicago, Illinois                 1,396,752          --            --               --       1,396,752

    Archer and Central,
       Chicago, Illinois                 2,617,546          --            --               --       2,617,546

    Evergreen Commons,
       Evergreen Park, Illinois            678,793        14,175          --               --         692,968

    111th and Western,
       Chicago, Illinois                   754,896          --         754,896             --            --

    Diversey and Sheffield,
       Chicago, Illinois                 2,359,026         8,809       464,800             --       1,903,035

    Harlem and North Shopping Center,
       Oak Park, Illinois                2,977,596          --            --               --       2,977,596
                                       -----------   -----------   -----------   --------------   -----------

    TOTAL                              $46,755,663   $11,961,151   $ 3,818,392   $         --     $54,898,422
                                       ===========   ===========   ===========   ==============   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

1 -   RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          BALANCE AT                                                  BALANCE
                                         BEGINNING OF     ADDITION                   OTHER CHARGES    AT END
                                             YEAR         AT COST      RETIREMENTS    ADD (DEDUCT)    OF YEAR
                                        -------------   -----------   ------------   -------------  ----------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1998

23 East Flagler - Department Store,
   Miami, Florida                         $   783,469   $      --     $   783,469   $        --     $      --

Fairplay Foods,
   Chicago, Illinois                        1,562,842          --            --              --       1,562,842

Naperville Office Court,
   Naperville, Illinois                     5,332,777       199,806          --              --       5,532,583

180 North Michigan,
   Chicago, Illinois                       12,690,030       414,387       227,148            --      12,877,269

Freeport Office,
   Dallas, Texas                                 --            --            --              --            --

Highland Park Professional Building,
   Highland Park, Illinois                  3,646,185        47,165          --              --       3,693,350

Waterfall Plaza,
   Orland Park, Illinois                    1,672,320          --            --              --       1,672,320

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------




                                               BALANCE AT                                                      BALANCE
                                              BEGINNING OF     ADDITION                     OTHER CHARGES      AT END
                                                  YEAR         AT COST       RETIREMENTS     ADD (DEDUCT)      OF YEAR
                                               -----------   -----------   --------------  --------------   -----------

Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois                      $ 3,966,292   $      --     $         --    $         --     $ 3,966,292

    Oak Lawn Square,
       Oak Lawn, Illinois                        1,394,843        38,486             --              --       1,433,329

    Broadway Festival,
       Chicago, Illinois                         3,358,499        87,252             --              --       3,445,751

    Irving and Kimball,
       Chicago, Illinois                         1,782,999         4,319             --              --       1,787,318

    Melrose and Kimball,
       Chicago, Illinois                         1,396,752          --               --              --       1,396,752

    Archer and Central,
       Chicago, Illinois                         2,617,546          --               --              --       2,617,546

    Evergreen Commons,
       Evergreen Park, Illinois                    652,760        26,033             --              --         678,793

    111th and Western,
       Chicago, Illinois                           754,896          --               --              --         754,896

    Diversey and Sheffield,
       Chicago, Illinois                         2,307,879        51,147             --              --       2,359,026

    Harlem and North Shopping Center,
       Oak Park, Illinois                        2,942,155        35,441             --              --       2,977,596
                                               -----------   -----------   --------------  --------------   -----------

    TOTAL                                      $46,862,244   $   904,036   $    1,010,617  $         --     $46,755,663
                                               ===========   ===========   ==============  ==============   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

1 -  RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
     OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - Continued

                                           BALANCE AT                                                 BALANCE
                                          BEGINNING OF   ADDITION                    OTHER CHARGES     AT END
                                              YEAR        AT COST      RETIREMENTS    ADD (DEDUCT)    OF YEAR
                                          -----------   -----------   -------------- --------------  -----------

BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1997

23 East Flagler - Department Store,
   Miami, Florida                        $   695,759   $    87,710   $        --   $        --     $   783,469

Fairplay Foods,
   Chicago, Illinois                       1,562,842          --              --            --       1,562,842

Naperville Office Court,
   Naperville, Illinois                    5,280,411        52,366            --            --       5,332,777

180 North Michigan,
   Chicago, Illinois                      11,995,525       694,505            --            --      12,690,030

Freeport Office,
   Dallas, Texas                                --            --              --            --            --

Highland Park Professional Building,
   Highland Park, Illinois                 3,567,887        78,298            --            --       3,646,185

Waterfall Plaza,
   Orland Park, Illinois                   1,672,320          --              --            --       1,672,320

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


                                      BALANCE AT                                                   BALANCE
                                     BEGINNING OF    ADDITION                    OTHER CHARGES      AT END
                                         YEAR         AT COST      RETIREMENTS    ADD (DEDUCT)     OF YEAR
                                     -----------   -----------   -------------- --------------   -----------
Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois            $ 3,894,692   $    71,600   $         --   $         --     $ 3,966,292

    Oak Lawn Square,
       Oak Lawn, Illinois              1,313,304        81,539             --             --       1,394,843

    Broadway Festival,
       Chicago, Illinois               3,358,499          --               --             --       3,358,499

    Irving and Kimball,
       Chicago, Illinois               1,727,824        55,175             --             --       1,782,999

    Melrose and Kimball,
       Chicago, Illinois               1,396,752          --               --             --       1,396,752

    Archer and Central,
       Chicago, Illinois               2,617,546          --               --             --       2,617,546

    Evergreen Commons,
       Evergreen Park, Illinois          652,760          --               --             --         652,760

    111th and Western,
       Chicago, Illinois                 686,652        68,244             --             --         754,896

    Diversey and Sheffield,
       Chicago, Illinois               2,307,879          --               --             --       2,307,879

    Harlem and North Shopping Center,
       Oak Park, Illinois              2,942,155          --               --             --       2,942,155
                                     -----------   -----------   -------------- --------------   -----------

    TOTAL                            $45,672,807   $ 1,189,437   $         --   $         --     $46,862,244
                                     ===========   ===========   ============== ==============   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                      BALANCE AT                                              BALANCE
                                     BEGINNING OF    ADDITION                OTHER CHARGES     AT END
                                         YEAR         AT COST   RETIREMENTS   ADD (DEDUCT)    OF YEAR
                                     ------------    --------   -----------  -------------    -------
YEAR ENDED DECEMBER 31, 1999

Fairplay Foods,
  Chicago, Illinois                   $1,562,842   $     --     $1,562,842   $        --     $     --

Naperville Office Court,
  Naperville, Illinois                 2,152,479      219,373         --              --      2,371,852

180 North Michigan,
  Chicago, Illinois                    7,965,439      513,480      460,586            --      8,018,333

Highland Park Professional Building,
  Highland Park, Illinois              1,144,526      128,702         --              --      1,273,228

Waterfall Plaza,
  Orland Park, Illinois                  226,512       42,536         --              --        269,048

209 West Jackson,
  Chicago, Illinois                         --         54,960         --              --         54,960

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


                                             BALANCE AT                                                  BALANCE
                                            BEGINNING OF    ADDITION                   OTHER CHARGES      AT END
                                               YEAR         AT COST      RETIREMENTS   ADD (DEDUCT)      OF YEAR
                                            -----------   -----------    -----------  --------------   -----------
Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois                   $ 1,156,943   $    99,468   $      --     $         --     $ 1,256,411

    Oak Lawn Square,
       Oak Lawn, Illinois                       377,441        36,083          --               --         413,524

    Broadway Festival,
       Chicago, Illinois                        949,849        75,555       168,983             --         856,421

    Irving and Kimball,
       Chicago, Illinois                        447,207        44,683          --               --         491,890

    Melrose and Kimball,
       Chicago, Illinois                        375,380        34,919          --               --         410,299

    Archer and Central,
       Chicago, Illinois                        682,328        65,439          --               --         747,767

    Evergreen Commons,
       Evergreen Park, Illinois                 173,004        17,044          --               --         190,048

    111th and Western,
       Chicago, Illinois                        186,730        18,872       205,602             --            --

    Diversey and Sheffield,
       Chicago, Illinois                        575,953        50,703       119,105             --         507,551

    Harlem and North Shopping Center,
       Oak Park, Illinois                       395,579        74,440          --               --         470,019
                                            -----------   -----------   -----------   --------------   -----------

    TOTAL                                   $18,372,212   $ 1,476,257   $ 2,517,118   $         --     $17,331,351
                                            ===========   ===========   ===========   ==============   ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE DURING EACH OF
    THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                      BALANCE AT                                               BALANCE
                                     BEGINNING OF   ADDITION                 OTHER CHARGES     AT END
                                         YEAR        AT COST    RETIREMENTS   ADD (DEDUCT)     OF YEAR
                                     -----------   -----------  -----------  --------------  -----------


YEAR ENDED DECEMBER 31, 1998

23 East Flagler - Department Store,
  Miami, Florida                      $  695,759   $     --     $  695,759   $        --     $     --

Fairplay Foods,
  Chicago, Illinois                    1,562,842         --           --              --      1,562,842

Naperville Office Court,
  Naperville, Illinois                 1,936,004      216,475         --              --      2,152,479

180 North Michigan,
  Chicago, Illinois                    7,688,546      504,041      227,148            --      7,965,439

Freeport Office,
  Dallas, Texas                             --           --           --              --           --

Highland Park Professional Building,
  Highland Park, Illinois              1,016,901      127,625         --              --      1,144,526

Waterfall Plaza,
  Orland Park, Illinois                  184,704       41,808         --              --        226,512

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                       BALANCE AT                                                    BALANCE
                                      BEGINNING OF   ADDITION                     OTHER CHARGES       AT END
                                          YEAR        AT COST      RETIREMENTS    ADD (DEDUCT)       OF YEAR
                                      ------------   --------      -----------    -------------      -------
Ten Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois             $ 1,057,786   $    99,157   $         --    $         --     $ 1,156,943

    Oak Lawn Square,
       Oak Lawn, Illinois                 342,188        35,253             --              --         377,441

    Broadway Festival,
       Chicago, Illinois                  864,757        85,092             --              --         949,849

    Irving and Kimball,
       Chicago, Illinois                  402,598        44,609             --              --         447,207

    Melrose and Kimball,
       Chicago, Illinois                  340,461        34,919             --              --         375,380

    Archer and Central,
       Chicago, Illinois                  616,889        65,439             --              --         682,328

    Evergreen Commons,
       Evergreen Park, Illinois           156,487        16,517             --              --         173,004

    111th and Western,
       Chicago, Illinois                  167,858        18,872             --              --         186,730

    Diversey and Sheffield,
       Chicago, Illinois                  517,402        58,551             --              --         575,953

    Harlem and North Shopping Center,
       Oak Park, Illinois                 321,222        74,357             --              --         395,579
                                      -----------   -----------   --------------  --------------   -----------

    TOTAL                             $17,872,404   $ 1,422,715   $      922,907  $         --     $18,372,212
                                      ===========   ===========   ==============  ==============   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



2 -    RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
       DURING EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                     BALANCE AT                                                BALANCE
                                    BEGINNING OF   ADDITION                  OTHER CHARGES     AT END
                                        YEAR        AT COST     RETIREMENTS   ADD (DEDUCT)     OF YEAR
                                    -----------   -----------   -----------  --------------  -----------
YEAR ENDED DECEMBER 31, 1997

23 East Flagler - Department Store,
    Miami, Florida                   $  695,759   $     --     $        --   $        --     $  695,759

Fairplay Foods,
    Chicago, Illinois                 1,562,842         --              --            --      1,562,842

Naperville Office Court,
    Naperville, Illinois              1,724,097      211,907            --            --      1,936,004

180 North Michigan,
    Chicago, Illinois                 7,189,911      498,635            --            --      7,688,546

Freeport Office,
    Dallas, Texas                          --           --              --            --           --

Highland Park Professional Building,
    Highland Park, Illinois             891,655      125,246            --            --      1,016,901

Waterfall Plaza,
    Orland Park, Illinois               142,896       41,808            --            --        184,704

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


                                         BALANCE AT                                                   BALANCE
                                        BEGINNING OF    ADDITION                   OTHER CHARGES      AT END
                                           YEAR         AT COST       RETIREMENTS   ADD (DEDUCT)      OF YEAR
                                        -----------   -----------   -------------- --------------   -----------
Ten Strip Shopping Centers:

  Oak Lawn Promenade,
     Oak Lawn, Illinois                 $   959,918   $    97,868   $         --   $         --     $ 1,057,786

  Oak Lawn Square,
     Oak Lawn, Illinois                     308,461        33,727             --             --         342,188

  Broadway Festival,
     Chicago, Illinois                      780,794        83,963             --             --         864,757

  Irving and Kimball,
     Chicago, Illinois                      359,073        43,525             --             --         402,598

  Melrose and Kimball,
     Chicago, Illinois                      305,542        34,919             --             --         340,461

  Archer and Central,
     Chicago, Illinois                      551,450        65,439             --             --         616,889

  Evergreen Commons,
     Evergreen Park, Illinois               140,168        16,319             --             --         156,487

  111th and Western,
     Chicago, Illinois                      150,205        17,653             --             --         167,858

  Diversey and Sheffield,
     Chicago, Illinois                      459,705        57,697             --             --         517,402

  Harlem and North Shopping Center,
     Oak Park, Illinois                     247,666        73,556             --             --         321,222
                                        -----------   -----------   -------------- --------------   -----------

TOTAL                                   $16,470,142   $ 1,402,262   $         --   $         --     $17,872,404
                                        ===========   ===========   ============== ==============   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



3 -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES


                                                        BUILDINGS
                                                           AND
                                             LAND     IMPROVEMENTS
                                         -----------  ------------
                                                            (A)

First Wilkow Venture:
   180 North Michigan                    $ 1,080,374   $ 5,460,789
   Naperville Office Court                   301,349     1,932,565
   Waterfall Plaza                           243,321       592,512
                                         -----------   -----------

       Subtotal                            1,625,044     7,985,866
                                         -----------   -----------

Subsidiaries:
   Highland Park Professional Building       158,000     2,633,583
   Nine Strip Shopping Centers:
     Harlem and North Shopping Center        321,384     2,610,538
     Oak Lawn Promenade                      429,456     2,919,287
     Oak Lawn Square                         136,325     1,031,921
     Broadway Festival                       291,777     2,024,033
     Irving and Kimball                      180,521     1,295,426
     Melrose and Kimball                     155,195       986,453
     Archer and Central                      267,483     1,869,780
     Evergreen Commons                        70,307       502,919
     Diversey and Sheffield                  203,013     1,395,490
                                         -----------   -----------

       Subtotal                            2,213,461    17,269,430
                                         -----------   -----------

       Total Consolidated                $ 3,838,505   $25,255,296
                                         ===========   ===========


   (A) Net of accumulated depreciation

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1999:

COLUMN A                                     COLUMN B             COLUMN C                     COLUMN D                   COLUMN E
                                           -----------           ---------                    ---------                  ---------

                                            BALANCE AT            ADDITIONS                    DEDUCTIONS                  BALANCE
                                           BEGINNING OF --------------------------- ------------------------------------    AT END
                                               YEAR        INCOME         OTHER         LOSS        DRAWS       OTHER      OF YEAR
                                           ----------   -------------- ------------ ------------   ---------- ----------  ----------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD

     Registrant:
      L-C Office Partnership IV            $  235,476   $    9,736   $    60,379(A) $  --      $    9,736    $    --      $  295,855
      Realdal Venture                            --           --              --       --            --           --           --
      M&J/Westwood Limited Partnership           --           --              --       --            --           --           --
      XXI Office Plaza Associates             509,007      561,557(C)         --       59,579      13,485       997,500        --
      M&J/Quorum Associates                      --           --              --       --            --           --           --
      Hawdel Limited Partnership                 --           --              --       --            --           --           --
      M&J/Grove Limited Partnership           514,047      139,888            --       --          11,771                    642,164
      Rosemont 28 Limited Partnership         559,124         --           8,251(A)     2,863        --           --         564,512
      First Ron Venture                          --           --              --       --            --           --           --
      TOP Investors Limited Partnership          --           --              --                     --           --           --
      Arlington LLC (D)                          --           --       1,576,000(A)    80,000        --           --       1,496,000
                                           ----------  -----------   -----------   ----------  ----------    ----------   ----------
         Total Registrant                   1,817,654      711,181     1,644,630      142,442      34,992       997,500    2,998,531

     M&J/Crossroads Limited Partnership (B)      --           --              --       --            --           --           --
                                           ----------  -----------   -----------   ----------  ----------    ----------   ----------
TOTAL INVESTMENTS - EQUITY METHOD          $1,817,654   $  711,181   $ 1,644,630   $  142,442  $   34,992    $  997,500   $2,998,531
                                           ==========  ===========   ===========   ==========  ==========    ==========   ==========


(A)Additional investment.
(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(C) Includes gain on disposition of investment.
(D) Includes investments by the Registrant and M&J/Retail Limited Partnership.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1999:

  COLUMN A                                        COLUMN B           COLUMN C                   COLUMN D            COLUMN E
  --------                                        --------           --------                  ----------           --------


                                                  BALANCE AT        ADDITIONS                   DEDUCTIONS            BALANCE
                                                 BEGINNING OF ----------------------  -----------------------------   AT END
                                                     YEAR       INCOME     OTHER         LOSS     DRAWS    OTHER     OF YEAR
                                                ------------- ---------- -----------  -------- ---------- ---------  --------
  INVESTMENTS IN PARTNERSHIPS ACCOUNTED
    FOR BY THE COST METHOD

       M&J/Eden Prairie Limited Partnership       $ 64,000   $ 10,400   $ 76,174        (B)   $ 10,400       --     $140,174
       Duke Realty Limited Partnership             235,654     72,578       --         --       72,578       --      235,654
       Metro Class A Investors Limited
         Partnership                                  --         --         --         --         --         --         --
       Park 100 Equity Investors Limited
         Partnership                                  --         --         --         --         --         --         --
       Park 100 Mortgage Investors Limited
         Partnership                                  --         --         --         --         --         --         --
       M&J/Largo Limited Partnership                  --         --         --         --         --         --         --
       North LaSalle Street Limited Partnership       --         --         --         --         --         --         --
       Second Daltex Venture                          --         --         --         --         --         --         --
       21st M&J Venture                             99,900       --         --        4,900       --       95,000       --
       222 Fee Associates                            6,728       --         --          623      6,105       --         --
       5601 N. Sheridan Associates                  29,916      5,040       --         --       34,956       --         --
       First Candlewick Associates                 125,950      6,600       --         --        6,600       --      125,950
       M&J/Two Market Associates                      --         --         --         --         --         --         --
       Orhow Associates                             70,000       --         --        3,500       --       66,500       --
       Second Wilkow Venture                        64,813      6,304       --         --        6,304       --       64,813
       Wilkow/Retail Partners Limited Partnership    2,799        180       --         --          180       --        2,799
       544 Arizona Associates                         --         --         --         --         --         --         --
       Lake Cook Office Development IV               1,646         78        422(B)    --           78       --        2,068
       M&J/Hotel Investors Limited Partnership     200,000     24,000       --         --       24,000       --      200,000
       M&J/Mid Oak Limited Partnership              70,000      6,300       --         --        6,300       --       70,000
       Mid Oak Plaza LLC                                10       --         --         --         --         --           10
       M&J/NCT Louisville LP                          --         --      300,000       --         --         --      300,000

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

     YEAR ENDED DECEMBER 31, 1999:

     COLUMN A                                 COLUMN B            COLUMN C                         COLUMN D                COLUMN E
     --------                                 --------            --------                       -----------               --------


                                              BALANCE AT         ADDITIONS                        DEDUCTIONS               BALANCE
                                             BEGINNING OF  ---------------------- -------------------------------------     AT END
                                                 YEAR        INCOME     OTHER        LOSS        DRAWS        OTHER        OF YEAR
                                             ------------  ---------  ----------- -----------  -----------  -----------  -----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

      Registrant:
          Fifth Arizona Associates            $     --     $     --     $     --   $     --     $     --     $     --     $     --
          Fifth Orlando Associates                  --           --           --         --           --           --           --
          Monterey Village Associates               --           --           --         --           --           --           --
          Pre-Vest Associates                       --           --           --         --           --           --           --
          Seventh M&J Associates                    --           --           --         --           --           --           --
          First Apollo Associates                   --           --           --         --           --           --           --
          M&J/LaSalle Limited Partnership          6,480         --           --         --           --           --          6,480
          Wilkow/Grove Limited Partnership          --           --           --         --           --           --           --
          Wilkow/Metro Partners Limited
             Partnership                            --           --           --         --           --           --           --
                                              ----------   ----------   ---------- ----------   ----------   ----------   ----------

              Total Registrant                   977,896      131,480      376,596      9,023      167,501      161,500    1,147,948

      M&J/Clarkfair Limited Partnership (A)      415,000         --           (B)        --           --           --        415,000
      Northlake Tower Limited Partnership (A)    750,000       90,654         --         --         90,654         --        750,000
                                              ----------   ----------   ---------- ----------   ----------   ----------   ----------

TOTAL INVESTMENTS - COST METHOD               $2,142,896   $  222,134   $  376,596 $    9,023   $  258,155   $  161,500   $2,312,948
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

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998:


     COLUMN A                               COLUMN B              COLUMN C                    COLUMN D                   COLUMN E
     --------                               --------              --------                  -----------                  --------


                                            BALANCE AT           ADDITIONS                   DEDUCTIONS                  BALANCE
                                           BEGINNING OF  ----------------------- -----------------------------------     AT END
                                               YEAR         INCOME     OTHER        LOSS        DRAWS       OTHER        OF YEAR
                                          -------------  ----------- ----------- ----------- ----------- -----------   -----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD

     Registrant:
      L-C Office Partnership IV            $  175,097   $    6,085   $   60,379(A)$     --     $    6,085   $     --    $  235,476
      Realdal Venture                            --           --           --           --           --           --          --
      M&J/Westwood Limited Partnership           --           --           --           --           --           --          --
      XXI Office Plaza Associates             471,471       37,536         --           --           --           --       509,007
      M&J/Quorum Associates                      --           --           --           --           --           --          --
      Hawdel Limited Partnership                 --           --           --           --           --           --          --
      M&J/Grove Limited Partnership           557,023         --           --         31,204       11,772         --       514,047
      Rosemont 28 Limited Partnership         558,092         --          3,896(A)     2,864         --           --       559,124
      First Ron Venture                          --           --           --           --           --           --          --
      TOP Investors Limited Partnership          --           --           --           --           --           --          --
                                           ----------   ----------   ----------   ----------   ----------   ----------  ----------

         Total Registrant                   1,761,683       43,621       64,275       34,068       17,857         --     1,817,654

     M&J/Crossroads Limited Partnership (B)   217,673      283,394         --           --        501,067         --          --
                                           ----------   ----------   ----------   ----------   ----------   ----------  ----------

TOTAL INVESTMENTS - EQUITY METHOD          $1,979,356   $  327,015   $   64,275   $   34,068   $  518,924   $     --    $1,817,654
                                           ==========   ==========   ==========   ==========   ==========   ==========  ==========

(A) Additional investment.
(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1998:

     COLUMN A                                COLUMN B                 COLUMN C              COLUMN D                     COLUMN E
     --------                                --------                 --------              -----------                  --------

                                             BALANCE AT
                                            BEGINNING OF       ADDITIONS                       DEDUCTIONS               BALANCE
                                                         ----------------------- -----------------------------------    AT END
                                                YEAR       INCOME      OTHER        LOSS        DRAWS        OTHER      OF YEAR
                                           ------------- ---------- -----------  -----------  -----------  ---------  -----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

     M&J/Eden Prairie Limited Partnership         --     $  5,327   $ 64,000   (B)   $   --     $  5,327   $   --       $ 64,000
     Duke Realty Limited Partnership           235,654     64,643       --               --       64,643       --        235,654
     Metro Class A Investors Limited
       Partnership                                --         --         --               --         --         --           --
     Park 100 Equity Investors Limited
       Partnership                                --         --         --               --         --         --           --
     Park 100 Mortgage Investors Limited
       Partnership                                --         --         --               --         --         --           --
     M&J/Largo Limited Partnership                --         --         --                          --         --           --
     North LaSalle Street Limited Partnership     --         --         --               --         --         --           --
     Second Daltex Venture                        --         --         --               --         --         --           --
     21st M&J Venture                           99,900       --         --               --         --         --         99,900
     222 Fee Associates                          6,728        392       --               --          392       --          6,728
     5601 N. Sheridan Associates                29,916      1,008       --               --        1,008       --         29,916
     First Candlewick Associates               125,950      6,600       --               --        6,600       --        125,950
     M&J/Two Market Associates                    --         --         --               --         --         --           --
     Orhow Associates                           70,000       --         --               --         --         --         70,000
     Second Wilkow Venture                      64,813      5,418       --               --        5,418       --         64,813
     Wilkow/Retail Partners Limited Partnership  2,799        165       --               --          165       --          2,799
     544 Arizona Associates                       --         --         --               --         --         --           --
     Lake Cook Office Development IV             1,224         49        422   (B)       --           49       --          1,646
     M&J/Hotel Investors Limited Partnership   200,000     22,734       --     (B)       --       22,734       --        200,000
     M&J/Mid Oak Limited Partnership            70,000     11,127       --     (B)       --       11,127       --         70,000
     Mid Oak Plaza LLC                            --         --           10   (B)       --         --         --             10

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



     YEAR ENDED DECEMBER 31, 1998:

     COLUMN A                               COLUMN B               COLUMN C                COLUMN D                       COLUMN E
     --------                               --------               --------               -----------                     --------


                                          BALANCE AT             ADDITIONS                      DEDUCTIONS                 BALANCE
                                          BEGINNING OF   ----------------------    -----------------------------------      AT END
                                            YEAR          INCOME       OTHER           LOSS         DRAWS        OTHER     OF YEAR
                                          ----------     ----------   ---------    ------------   ----------   --------   ---------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

   Registrant:
    Fifth Arizona Associates              $  --        $  --        $  --         $  --        $    --        $  --        $  --
    Fifth Orlando Associates                 --           --           --            --             --           --           --
    Monterey Village Associates              --           --           --            --             --           --           --
    Pre-Vest Associates                      --           --           --            --             --           --           --
    Seventh M&J Associates                   --           --           --            --             --           --           --
    First Apollo Associates                  --           --           --            --             --           --           --
    M&J/LaSalle Limited Partnership         6,480         --           --            --             --           --           6,480
    Wilkow/Grove Limited Partnership         --           --           --            --             --           --           --
    Wilkow/Metro Partners Limited
     Partnership                             --           --           --            --             --           --           --
                                          ----------   ----------   ----------  ------------   ----------   ----------    ---------

      Total Registrant                     913,464      117,463       64,432          --          117,463         --        977,896

   M&J/Clarkfair Limited Partnership (A)     --           --        415,000       (B)--             --           --         415,000
   Northlake Tower Limited Partnership (A) 750,000      107,887         --            --          107,887         --        750,000
                                          ----------   ----------   ----------  ------------   ----------   ----------    ---------

TOTAL INVESTMENTS - COST METHOD           $1,663,464   $  225,350   $  479,432    $     --     $    225,350   $     --   $2,142,896
                                          ==========   ==========   ==========  ============   ==========   ==========   ==========


(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(B) Additional investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:


     COLUMN A                             COLUMN B            COLUMN C                    COLUMN D                COLUMN E
     --------                             --------            --------                  -----------               --------

                                          BALANCE AT
                                         BEGINNING OF        ADDITIONS                   DEDUCTIONS                BALANCE
                                                      ---------------------   ---------------------------------     AT END
                                             YEAR       INCOME      OTHER        LOSS        DRAWS     OTHER       OF YEAR
                                         ----------  ----------  ----------   ----------   -------   ----------  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE EQUITY METHOD

  Registrant:
   L-C Office Partnership IV             $     --    $     --    $  175,097(A)   $  --    $   --     $  --       $  175,097
   Realdal Venture                             --          --          --           --        --        --            --
   M&J/Westwood Limited Partnership            --          --          --           --        --        --            --
   XXI Office Plaza Associates              433,935      37,536        --           --        --        --          471,471
   M&J/Quorum Associates                       --          --          --           --        --        --            --
   Hawdel Limited Partnership               690,350        --          --           --     690,350      --            --
   M&J/Grove Limited Partnership            600,000        --          --         31,205    11,772      --          557,023
   Rosemont 28 Limited Partnership          557,519        --         3,438(A)     2,865      --        --          558,092
   First Ron Venture                           --          --          --           --        --        --            --
   TOP Investors Limited Partnership           --          --          --           --        --        --            --
                                         ----------  ----------  ----------   ----------   -------   ----------  ----------

      Total Registrant                    2,281,804      37,536     178,535       34,070   702,122      --        1,761,683

  M&J/Crossroads Limited Partnership (B)    259,900        --          --         12,527    29,700      --          217,673
                                         ----------  ----------  ----------   ----------   -------   ----------  ----------

TOTAL INVESTMENTS - EQUITY METHOD        $2,541,704  $   37,536  $  178,535   $   46,597  $731,822   $  --       $1,979,356
                                         ==========  ==========  ==========   ==========  =======-   ==========  ==========

(A)  Additional investment.
(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1997:

     COLUMN A                                COLUMN B            COLUMN C               COLUMN D              COLUMN E
     --------                                --------            --------              -----------            --------
                                             BALANCE
                                           BEGINNING OF      ADDITIONS                 DEDUCTIONS              BALANCE
                                                        ------------------   -------------------------------   AT END
                                               YEAR     INCOME     OTHER       LOSS     DRAWS      OTHER       OF YEAR
                                          ------------- -------- ---------   --------- --------- ----------- -----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
 FOR BY THE COST METHOD

Duke Realty Limited Partnership           $  468,904  $  876,332(C) $ --     $  --  $   81,305   $1,028,277   $  235,654
Metro Class A Investors Limited
  Partnership                                   --          --        --        --        --           --           --
Park 100 Equity Investors Limited
  Partnership                                   --          --        --        --        --           --           --
Park 100 Mortgage Investors Limited
  Partnership                                   --          --        --        --        --           --           --
M&J/Largo Limited Partnership                575,227      40,157 (C)  --        --     615,384         --           --
North LaSalle Street Limited Partnership        --          --        --        --        --           --           --
Second Daltex Venture                           --          --        --        --        --           --           --
21st M&J Venture                              99,900        --        --        --        --           --         99,900
222 Fee Associates                             6,728         290      --        --         290         --          6,728
5601 N. Sheridan Associates                   29,916         864      --        --         864         --         29,916
First Candlewick Associates                  125,950       6,050      --        --       6,050         --        125,950
M&J/Two Market Associates                       --          --        --        --        --           --           --
Orhow Associates                              70,000        --        --        --        --           --         70,000
Second Wilkow Venture                         64,813       6,107      --        --       6,107         --         64,813
Wilkow/Retail Partners Limited Partnership     2,799         111      --        --         111         --          2,799
544 Arizona Associates                          --          --        --        --        --           --           --
Lake Cook Office Development IV                 --          --      1,224 (B)   --        --           --          1,224
M&J/Hotel Investors Limited Partnership         --          --    200,000 (B)   --        --           --        200,000
M&J/Mid Oak Limited Partnership                 --          --     70,000 (B)   --        --           --         70,000

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1997:

     COLUMN A                                COLUMN B       COLUMN C                       COLUMN D                    COLUMN E
     --------                                --------       --------                      -----------                  --------

                                            BALANCE AT
                                           BEGINNING OF          ADDITIONS                    DEDUCTIONS                  BALANCE
                                                          ---------------------- -----------------------------------       AT END
                                              YEAR          INCOME       OTHER      LOSS        DRAWS       OTHER         OF YEAR
                                           -----------    ----------- ---------- ---------  -----------  -----------   ------------
 INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

    Registrant:
      Fifth Arizona Associates             $      -       $     -     $    -      $   -     $     -     $    -           $     -
      Fifth Orlando Associates                    -             -          -          -           -          -                 -
      Monterey Village Associates                 -             -          -          -           -          -                 -
      Pre-Vest Associates                         -             -          -          -           -          -                 -
      Seventh M&J Associates                      -             -          -          -           -          -                 -
      First Apollo Associates                     -             -          -          -           -          -                 -
      M&J/LaSalle Limited Partnership            6,480          -          -          -           -          -               6,480
      Wilkow/Grove Limited Partnership            -             -          -          -           -          -                 -
      Wilkow/Metro Partners Limited
          Partnership                             -             -          -          -           -          -                 -
                                           -----------    ----------  ----------  --------  -----------  -----------   ------------

          Total Registrant                   1,450,717       929,911     271,224      -         710,111    1,028,277        913,464

    Northlake Tower Limited Partnership (A)  1,187,628       902,921      -           -       1,340,549      -              750,000
                                           -----------    ----------  ----------  --------  -----------  -----------   ------------


 TOTAL INVESTMENTS - COST METHOD           $ 2,638,345   $ 1,832,832  $  271,224  $   -     $ 2,050,660  $ 1,028,277   $  1,663,464
                                           ===========   ===========  ==========  ========  ===========  ===========   ============


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

                                        FIRST WILKOW VENTURE

                                        By:/s/ Marc R. Wilkow
                                           -------------------------------------
                                           Marc R. Wilkow, General Partner and
                                           President of M&J Wilkow, Ltd., its
                                           Managing Agent

DATED: March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 24, 2000.

                                         /s/ Clifton J. Wilkow
                                         -------------------------------------
                                         Clifton J. Wilkow, General Partner and
                                         Executive Vice President of
                                         M&J Wilkow, Ltd.



                                         /s/ Thomas Harrigan
                                         -------------------------------------
                                         Thomas Harrigan, Vice President of
                                         M&J Wilkow, Ltd.

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