Form 10-Q
period 2000-03-31
FIRST WILKOW VENTURE
filed 2000-05-08
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934

          For  the quarterly period ended March 31, 2000

   ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from          to         .
                                         --------    --------

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                                 36-6169280
-----------------------------                               --------------------
(State of Organization)                        (IRS Employer Identification No.)


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

                         Independent Accountant's Report

         To the Partners
         First Wilkow Venture

         We have reviewed the accompanying consolidated balance sheet of First Wilkow Venture (the "Partnership") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the management of the Partnership.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

         The accompanying consolidated balance sheet for the year ended December 31, 1999, was audited by us, and we expressed an unqualified opinion on it in our report dated February 22, 2000, but we have not performed any auditing procedures since that date.

         Because we were not engaged to audit or review the statements of operations and cash flows for the three month period ended March 31, 1999, we did not extend our procedures to enable us to express an opinion on the results of operations and cash flows. Accordingly, we express no opinion on them.



         PHILIP ROOTBERG & COMPANY, LLP
         Chicago, IL
         May 2, 2000

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                 March 31,
                                                   2000       December 31,
                                                (Unaudited)      1999
                                                -----------   -----------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
     Land                                       $ 6,549,546   $ 6,549,546
     Buildings and Improvements                  55,161,240    54,898,422
     Fixtures and Equipment                          76,517       113,105
                                                -----------   -----------
            Total                                61,787,303    61,561,073
     Less-Accumulated Depreciation               17,796,504    17,429,429
                                                -----------   -----------
            Net Real Estate                      43,990,799    44,131,644
Investment in Real Estate Partnerships            6,704,990     5,311,479
                                                -----------   -----------
            Total                                50,695,789    49,443,123
                                                -----------   -----------

LOANS RECEIVABLE                                    818,087       818,087
                                                -----------   -----------

OTHER ASSETS
     Cash                                           434,900       134,846
     Short-term cash investments                  2,820,000     3,905,000
     Short-term cash investments - Restricted       250,000       250,000
     Receivable                                     584,117       927,730
     Prepaid Expenses                                 6,306         6,306
     Deposits                                     1,064,643     1,463,045
     Deferred Charges                             1,427,003     1,474,504
                                                -----------   -----------
            Total                                 6,586,969     8,161,431
                                                -----------   -----------
            TOTAL ASSETS                        $58,100,845   $58,422,641
                                                ===========   ===========

          LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
     Mortgages Payable                          $38,471,864   $38,244,272
     Notes Payable                                   11,027        11,027
                                                -----------   -----------
            Total                                38,482,891    38,255,299
                                                -----------   -----------

OTHER LIABILITIES
     Accounts Payable and Accrued Expenses          161,411       243,444
     Accrued Property Taxes                       2,043,707     2,569,229
     Deferred State Income Taxes                    200,000       200,000
     Security Deposits and Prepaid Rent             611,028       776,696
     Accrued Interest                                31,831        31,555
                                                -----------   -----------
            Total                                 3,047,977     3,820,924
                                                -----------   -----------

MINORITY INTEREST                                 2,174,845     2,144,797
                                                -----------   -----------

PARTNERS' CAPITAL
(170,916 units authorized and issued)            14,395,132    14,201,621
                                                -----------   -----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL    $58,100,845   $58,422,641
                                                ===========   ===========

Note: Balance Sheet at 12/31/99 taken from the audited financial statements at that date.

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                 Three Months
                                                Ended March 31,
                                         --------------------------
                                             2000           1999
                                         -----------    -----------

REVENUES
    Rental Income                        $ 3,147,645    $ 2,474,608
    Interest Income                           79,860        110,896
    Other Income                              50,264              0
                                         -----------    -----------
                                           3,277,769      2,585,504
                                         -----------    -----------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
    Share of Net Income                       86,323         63,622
                                         -----------    -----------

EXPENSES
    Operating Expenses                     1,094,859        835,490
    Real Estate Taxes                        613,194        595,231
    Depreciation and Amortization            506,870        448,949
    Interest Expense                         773,932        655,595
    General and Administrative                17,916            701
                                         -----------    -----------
                                           3,006,771      2,535,966
                                         -----------    -----------

INCOME  BEFORE MINORITY
    INTEREST AND TAXES                       357,321        113,160

MINORITY INTEREST IN
    SUBSIDIARIES NET  INCOME/LOSS            (78,300)        16,993

PROVISION FOR STATE
    INCOME TAXES                                   0              0
                                         -----------    -----------
NET INCOME                               $   279,021    $   130,153
                                         ===========    ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS       170,916        170,916

NET INCOME PER UNIT                      $      1.63    $      0.76
                                         ===========    ===========
DISTRIBUTION PER UNIT                    $      0.50    $      0.35
                                         ===========    ===========


See accountant's report and accompanying notes to consolidated financial statements


                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                          Three Months Ended March31,
                                                          ---------------------------
                                                               2000          1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                $   279,021    $   130,153

Non Cash Items Included in Net Income

     Minority Interest in Subsidiaries Net Income/Loss         78,300        (16,993)
     Depreciation and Amortization                            506,870        448,948
     Decrease in Net Payable and Accrued                      (30,932)      (210,268)
     Share of Partnership's Net Income                        (86,323)       (63,622)
                                                          -----------    -----------

Net Cash Provided by Operating Activities                     746,936        288,218
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Partnership Investment Draws                               72,794         55,439
    Investment in Land and Buildings                         (276,752)       (42,632)
    Investment in Partnerships                             (1,380,000)      (359,625)
    Decrease in Minority Interest                             (48,252)       (41,325)
    Increase in Mortgage and Notes Receivable                       0     (1,546,806)
    Investment in Deferred Charges                            (41,772)       (73,318)
                                                          -----------    -----------

Net Cash Used by Investing Activities                       (1,673,982)    (2,008,267)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (Decrease) in Mortgage and Notes Payable         328,309     (1,805,686)
    Cash Distribution to Partners                             (85,458)       (59,821)
    Mortgage Principal Payments                              (100,751)      (116,910)
                                                          -----------    -----------

Net Cash Provided (Used) by Financing Activities              142,100     (1,982,417)
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (784,946)    (3,702,466)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                  4,039,846      4,849,406
                                                          -----------    -----------
CASH AND EQUIVALENTS - END OF PERIOD                      $ 3,254,900    $ 1,146,940
                                                          ===========    ===========

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000




1 -  Financial Statements

     The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

     Certain amounts for 1999 have been reclassified to conform with the presentation for 2000.

     No provision for Federal Income Taxes has been made since First Wilkow Venture (the "Registrant") is a partnership and the partners report their pro-rata share of income or loss individually.

     Reference is made to the Registrant's annual report for the year ended December 31, 1999, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 -  Subsequent Events

     On April 10, 2000, the Registrant made a distribution to its partners in the amount of $341,832.00 or $2.00 per unit based on 170,916 units outstanding at March 31, 2000.

     On April 10, 2000, the Registrant invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 2000


Overview

     Reference made to Registrant's annual report for the year ended December 31, 1999 for a discussion of the partnership's business.

     On January 10, 2000, the Registrant made a distribution to its partners in the amount of $85,458.00, or $.50 per unit.

     On February 24, 2000, the Registrant invested $880,000 to obtain a 19.00% interest in M&J Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

     On February 24, 2000, M&J/Retail Limited Partnership invested $500,000 to obtain a 10.79% interest in M&J Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

                                     REMARKS

     In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 2000 and 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST WILKOW VENTURE



                                       By:  /s/ Marc R. Wilkow
                                          -------------------------------------
                                          Marc R. Wilkow, General Partner and
                                          President of M&J Wilkow, Ltd., its
                                          Managing Agent

DATED: May 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 10, 2000.


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