Form 10-Q
period 2000-06-30
FIRST WILKOW VENTURE
filed 2000-08-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ------   Exchange Act of 1934

           For the quarterly period ended June 30, 2000

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
  ------   Exchange Act of 1934

           For the transition period from          to         .
                                          --------    --------

                         Commission File Number 0-7798

                  FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
                          (Exact Name of Registrant as
                           Specified in Its Charter)

        Illinois                                           36-6169280
-----------------------                        ---------------------------------
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

See accountant's report

                         Independent Accountant's Report


To the Partners
First Wilkow Venture


We have reviewed the accompanying consolidated balance sheet of First Wilkow Venture (the "Partnership") as of June 30, 2000, and the related consolidated statements of operations for the three month and six month periods then ended and the statement of cash flows for the six month period then ended. These financial statements are the responsibility of the management of the Partnership.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Because we were not engaged to audit or review the statements of operations for the three month and six month periods ended June 30, 1999 and the statement of cash flows for the six month period ended June 30, 1999, we did not extend our procedures to enable us to express an opinion on the results of operations and cash flows. Accordingly, we express no opinion on them.



PHILIP ROOTBERG & COMPANY, LLP
Chicago, IL
August 8, 2000

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                        June 30,
                                                                          2000              December 31,
                                                                      (Unaudited)              1999
                                                                   ----------------       ---------------
                                     ASSETS
REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                        $ 6,213,830           $ 6,549,546
           Buildings and Improvements                                   52,153,925            54,898,422
           Fixtures and Equipment                                           73,213               113,105
                                                                   ----------------       ---------------
                        Total                                           58,440,968            61,561,073
           Less-Accumulated Depreciation                                17,266,810            17,429,429
                                                                   ----------------       ---------------
                        Net Real Estate                                 41,174,158            44,131,644
Investment in Real Estate Partnerships                                   7,710,252             5,311,479
                                                                   ----------------       ---------------
                        Total                                           48,884,410            49,443,123
                                                                   ----------------       ---------------

LOANS RECEIVABLE                                                           858,087               818,087
                                                                   ----------------       ---------------

OTHER ASSETS
           Cash                                                            423,513               134,846
           Short-term cash investments                                   2,345,000             3,905,000
           Short-term cash investments - Restricted                        250,000               250,000
           Receivable                                                      847,865               927,730
           Prepaid Expenses                                                  6,306                 6,306
           Deposits                                                      1,615,259             1,463,045
           Deferred Charges                                              1,352,902             1,474,504
                                                                   ----------------       ---------------
                        Total                                            6,840,845             8,161,431
                                                                   ----------------       ---------------

                        TOTAL ASSETS                                   $56,583,342           $58,422,641
                                                                   ================       ===============

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
           Mortgages Payable                                           $36,094,714           $38,244,272
           Notes Payable                                                    11,027                11,027
                                                                   ----------------       ---------------
                        Total                                           36,105,741            38,255,299
                                                                   ----------------       ---------------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                           160,549               243,444
           Accrued Property Taxes                                        2,508,816             2,569,229
           Deferred State Income Taxes                                     200,000               200,000
           Security Deposits and Prepaid Rent                              756,523               776,696
           Accrued Interest                                                 32,100                31,555
                                                                   ----------------       ---------------
                        Total                                            3,657,988             3,820,924
                                                                   ----------------       ---------------

MINORITY INTEREST                                                        2,367,474             2,144,797
                                                                   ----------------       ---------------

PARTNERS' CAPITAL   (170,916 units authorized and issued)               14,452,139            14,201,621
                                                                   ----------------       ---------------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $56,583,342           $58,422,641
                                                                   ================       ===============

Note: Balance Sheet at 12/31/99 taken from the audited financial statements at that date.

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                        Three Months                       Six Months
                                                       Ended June 30,                     Ended June 30,
                                             ---------------------------------    --------------------------------
                                                 2000               1999              2000              1999
                                             -------------     ---------------    -------------     --------------
REVENUES
        Rental Income                          $3,085,430          $2,597,850       $6,233,075         $5,072,458
        Interest Income                            77,217             121,631          157,077            232,528
        Other Income                              314,751             225,596          365,015            225,596
                                             -------------     ---------------    -------------     --------------
                                                3,477,398           2,945,077        6,755,167          5,530,582
                                             -------------     ---------------    -------------     --------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
        Share of Net Income                        78,984              56,515          165,307            120,137
                                             -------------     ---------------    -------------     --------------

EXPENSES
        Operating Expenses                      1,054,568             751,561        2,149,427          1,587,051
        Real Estate Taxes                         628,301             580,851        1,241,495          1,176,082
        Depreciation and Amortization             492,629             437,266          999,499            886,215
        Interest Expense                          740,176             609,093        1,514,108          1,264,688
        General and Administrative                  1,010               1,355           18,926              2,058
                                             -------------     ---------------    -------------     --------------
                                                2,916,684           2,380,126        5,923,455          4,916,093
                                             -------------     ---------------    -------------     --------------

INCOME BEFORE MINORITY
        INTEREST AND TAXES                        639,698             621,466          997,019            734,627

MINORITY INTEREST IN
        SUBSIDIARIES NET  INCOME/LOSS            (240,858)           (199,739)        (319,158)          (182,746)

PROVISION FOR STATE
        INCOME TAXES                                    0                   0                0                  0
                                             -------------     ---------------    -------------     --------------

NET INCOME                                     $  398,840          $  421,727       $  677,861         $  551,880
                                             =============     ===============    =============     ==============


UNITS USED TO COMPUTE PER UNIT AMOUNTS            170,916             170,916          170,916            170,916

NET INCOME PER UNIT                                 $2.33               $2.47            $3.97              $3.23
                                             =============     ===============    =============     ==============

DISTRIBUTION PER UNIT                               $2.00               $2.00            $2.50              $2.35
                                             =============     ===============    =============     ==============

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                -------------------------------------
                                                                                    2000                   1999
                                                                                --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                         $  677,861             $  551,880

Non Cash Items Included in Net Income

             Minority Interest in Subsidiaries Net Income/Loss                        319,158                182,746
             Depreciation and Amortization                                            999,499              1,174,303
             Net gain on disposal of land, building and improvements                 (301,266)              (225,596)
             Decrease in Net Payable and Accrued Expense                             (180,552)              (659,028)
             Share of Partnership's Net Income                                       (165,307)              (120,137)
                                                                                --------------        ---------------

Net Cash Provided by Operating Activities                                           1,349,393                904,168
                                                                                --------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Partnership Investment Draws                                             138,249                103,771
             Cash Proceeds from the sale of Real Estate                               621,411                547,316
             (Increase) Decrease in Land and Buildings                               (453,506)              (605,232)
             Increase in Fixtures and Equipment                                          (442)                     0
             Investment in Partnerships                                            (2,371,750)              (354,231)
             Decrease in Minority Interest                                            (96,481)               (82,650)
             Increase in Mortgage and Notes Receivable                                (40,000)            (2,707,319)
             Investment in Deferred Charges                                          (119,416)              (184,348)
                                                                                --------------        ---------------

Net Cash Used by Investing Activities                                              (2,321,935)            (3,282,693)
                                                                                --------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from Mortgage and Notes Payable                                 328,309              2,200,000
             Cash Distribution to Partners                                           (427,290)              (401,653)
             Mortgage Principal Payments                                             (199,810)            (2,723,473)
                                                                                --------------        ---------------

Net Cash Used by Financing Activities                                                (298,791)              (925,126)
                                                                                --------------        ---------------

DECREASE IN CASH AND EQUIVALENTS                                                   (1,271,333)            (3,303,651)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                          4,039,846              5,099,406
                                                                                --------------        ---------------

CASH AND EQUIVALENTS - END OF PERIOD                                               $2,768,513             $1,795,755
                                                                                ==============        ===============

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000




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

2 -  Subsequent Events

      On July 6, 2000, the Registrant made a distribution to its partners in the amount of $128,187 or $.75 per unit based on 170,916 units outstanding at June 30, 2000.


See accountant's report

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 2000


Overview

         Reference made to Registrant's annual report for the year ended December 31, 1999 for a discussion of the partnership's business.

         On January 10, 2000, the Registrant made a distribution to its partners in the amount of $85,458.00, or $.50 per unit.

         On February 24, 2000, the Registrant invested $530,000 to obtain a 19.00% interest in M&J Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

         On February 24, 2000, M&J/Retail Limited Partnership invested $500,000 to obtain a 10.79% interest in M&J Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

    On April 10, 2000, the Registrant made a distribution to its partners in the amount of $341,832, or $2.00 per unit.

    On April 10, 2000, the Registrant invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois.

    On May 25, 2000, the property owned by M&J/Retail Limited Partnership, Melrose and Kimball, was sold for net cash proceeds of $175,589, resulting in a gain on sale of $18,213, classified as Other Income on the consolidated statement of operations.

    On May 26, 2000, the property owned by M&J/Retail Limited Partnership, Irving & Kimball, was sold for net cash proceeds of $445,822, resulting in a gain on sale of $283,053, classified as Other Income on the consolidated statement of operations.

    On May 31, 2000, M&J/Retail Limited Partnership invested $1,098,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond, LLC, which owns a shopping center in Portland, Maine.



See accountant's report

                                     REMARKS

      In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 2000 and 1999.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FIRST WILKOW VENTURE

                                  By:  /s/ Marc R. Wilkow
                                  ---------------------------------------------
                                  Marc R. Wilkow, General Partner and
                                  President of M&J Wilkow, Ltd., its
                                  Managing Agent

DATED: August 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 8, 2000.

                                  /s/ Clifton J. Wilkow
                                  ---------------------------------------------
                                  Clifton J. Wilkow, General Partner and
                                  Executive Vice President of
                                  M&J Wilkow, Ltd.


                                  /s/ Thomas Harrigan
                                  ---------------------------------------------
                                  Thomas Harrigan, Vice President of
                                  M&J Wilkow, Ltd.