Form 10-Q
period 2000-09-30
FIRST WILKOW VENTURE
filed 2000-11-14
CIK 37070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   X     Quarterly  Report  Pursuant  to  Section  13 or  15(d) of the
 -----   Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

 ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to__________.

                         Commission File Number 0-7798

         FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
         (Exact Name of Registrant as Specified in Its Charter)

          Illinois                                        36-6169280
-----------------------------                  ---------------------------------
   (State of Organization)                     (IRS Employer Identification No.)


              180 North Michigan Avenue, Chicago, Illinois  60601
              ---------------------------------------------------
                    (Address of Principal Executive Offices)

      Registrant's Telephone Number, including area code:  (312) 726-9622
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

                         Independent Accountant's Report


To the Partners
First Wilkow Venture


We have reviewed the accompanying consolidated balance sheet of First Wilkow Venture (the "Partnership") as of September 30, 2000, and the related consolidated statement of operations for the three months and nine months then ended and the consolidated statement of cash flows for the nine months then ended. These financial statements are the responsibility of the management of the Partnership.

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

The accompanying consolidated balance sheet as of December 31, 1999, was audited by us, and we expressed an unqualified opinion on it in our report dated February 22, 2000, but we have not performed any auditing procedures since that date.

Because we were not engaged to audit or review the consolidated statement of operations for the three months and nine months ended September 30, 1999, and the consolidated statement of cash flows for the nine months ended September 30, 1999, we did not extend our procedures to enable us to express an opinion on the results of operations and cash flows. Accordingly, we express no opinion on them.





PHILIP ROOTBERG & COMPANY, LLP
Chicago, IL
November 10, 2000

                              FIRST WILKOW VENTURE
                            (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                       September 30,
                                                                           2000               December 31,
                                                                        (Unaudited)               1999
                                                                      ----------------       ---------------
                                              ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                            $5,719,040            $6,549,546
           Buildings and Improvements                                      47,656,581            54,898,422
           Fixtures and Equipment                                              48,129               113,105
                                                                      ----------------       ---------------
                        Total                                              53,423,750            61,561,073
           Less-Accumulated Depreciation                                   16,184,374            17,429,429
                                                                      ----------------       ---------------
                        Net Real Estate                                    37,239,376            44,131,644
Investment in Real Estate Partnerships                                      8,192,228             5,311,479
                                                                      ----------------       ---------------
                        Total                                              45,431,604            49,443,123
                                                                      ----------------       ---------------

LOANS RECEIVABLE                                                              818,087               818,087
                                                                      ----------------       ---------------

OTHER ASSETS
           Cash                                                               202,308               134,846
           Short-term cash investments                                      3,789,426             3,905,000
           Short-term cash investments - Restricted                           250,000               250,000
           Receivable                                                         725,398               927,730
           Prepaid Expenses                                                     6,306                 6,306
           Deposits                                                         1,502,788             1,463,045
           Deferred Charges                                                 1,287,907             1,474,504
                                                                      ----------------       ---------------
                        Total                                               7,764,133             8,161,431
                                                                      ----------------       ---------------

                        TOTAL ASSETS                                      $54,013,824           $58,422,641
                                                                      ================       ===============

                     LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
           Mortgages Payable                                              $32,317,215           $38,244,272
           Notes Payable                                                       11,027                11,027
                                                                      ----------------       ---------------
                        Total                                              32,328,242            38,255,299
                                                                      ----------------       ---------------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                              113,469               243,444
           Accrued Property Taxes                                           2,214,318             2,569,229
           Deferred State Income Taxes                                        200,000               200,000
           Security Deposits and Prepaid Rent                                 605,303               776,696
           Accrued Interest                                                    32,363                31,555
                                                                      ----------------       ---------------
                        Total                                               3,165,453             3,820,924
                                                                      ----------------       ---------------

MINORITY INTEREST                                                           3,145,868             2,144,797
                                                                      ----------------       ---------------

PARTNERS' CAPITAL        (170,916 units authorized and issued)             15,374,261            14,201,621
                                                                      ----------------       ---------------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $54,013,824           $58,422,641
                                                                      ================       ===============

Note: Balance Sheet at 12/31/99 taken from the audited financial statements at that date.

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


                                                              Three Months                         Nine Months
                                                          Ended September 30,                  Ended September 30,
                                                   ---------------------------------    --------------------------------
                                                       2000               1999              2000              1999
                                                   -------------     ---------------    -------------     --------------
REVENUES
        Rental Income                                $2,899,837          $2,608,241       $9,132,912         $7,680,699
        Interest Income                                  35,858              66,496          230,611            299,024
        Other Income                                  1,755,924           3,064,391        2,083,263          3,289,987
                                                   -------------     ---------------    -------------     --------------
                                                      4,691,619           5,739,128       11,446,786         11,269,710
                                                   -------------     ---------------    -------------     --------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
        Share of Net Income                             105,130              76,736          270,437            196,873
                                                   -------------     ---------------    -------------     --------------

EXPENSES
        Operating Expenses                            1,184,161             913,913        3,333,588          2,500,964
        Real Estate Taxes                               566,167             539,349        1,807,662          1,715,431
        Depreciation and Amortization                   448,020             440,720        1,447,519          1,326,935
        Interest Expense                                716,846             593,284        2,230,954          1,857,972
        General and Administrative                        4,621                   0           23,547              2,056
                                                   -------------     ---------------    -------------     --------------
                                                      2,919,815           2,487,266        8,843,270          7,403,358
                                                   -------------     ---------------    -------------     --------------

INCOME  BEFORE MINORITY
        INTEREST AND TAXES                            1,876,934           3,328,598        2,873,953          4,063,225

MINORITY INTEREST IN
        SUBSIDIARIES NET  INCOME/LOSS                  (826,624)            (15,549)      (1,145,782)          (198,295)

PROVISION FOR STATE
        INCOME TAXES                                          0                   0                0                  0
                                                   -------------     ---------------    -------------     --------------

NET INCOME                                           $1,050,310          $3,313,049       $1,728,171         $3,864,930
                                                   =============     ===============    =============     ==============


UNITS USED TO COMPUTE PER UNIT AMOUNTS                  170,916             170,916          170,916            170,916

NET INCOME PER UNIT                                       $6.15              $19.38           $10.11             $22.61
                                                   =============     ===============    =============     ==============

DISTRIBUTION PER UNIT                                     $0.75               $0.50            $3.25              $2.85
                                                   =============     ===============    =============     ==============


See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                            Nine Months Ended September 30,
                                                                         -----------------------------------
                                                                             2000                 1999
                                                                         -------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                 $1,728,171            $3,864,930

Non Cash Items Included in Net Income

             Minority Interest in Subsidiaries Net Income/Loss              1,145,782               198,295
             Depreciation and Amortization                                  1,447,519             1,326,935
             Net gain on disposal of land, building and improvements       (1,982,056)           (4,317,840)
             Decrease in Net Payable and Accrued Expense                     (333,422)             (725,367)
             Share of Partnership's Net Income                               (270,437)             (716,019)
                                                                         -------------        --------------

Net Cash Provided (Used) by Operating Activities                            1,735,557              (369,066)
                                                                         -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Partnership Investment Draws                                     373,385               178,590
             Partnership Investment Sale Proceeds                                   0               519,146
             Cash Proceeds from the sale of Real Estate                     2,498,488             4,317,840
             (Increase) Decrease in Land and Buildings                       (776,886)              823,791
             Increase in Fixtures and Equipment                                  (443)                    0
             Investment in Partnerships                                    (2,983,750)           (1,373,121)
             Decrease in Minority Interest                                   (144,711)             (123,975)
             Decrease in Mortgage and Notes Receivable                              0             1,028,932
             Investment in Deferred Charges                                  (245,273)             (267,179)
                                                                         -------------        --------------

Net Cash Provided (Used) by Investing Activities                           (1,279,190)            5,104,024
                                                                         -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from Mortgage and Notes Payable                         328,309             2,400,000
             Cash Distribution to Partners                                   (555,477)             (487,111)
             Mortgage Principal Payments                                     (277,311)           (5,807,122)
                                                                         -------------        --------------

Net Cash Used by Financing Activities                                        (504,479)           (3,894,233)
                                                                         -------------        --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (48,112)              840,725

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                  4,039,846             5,099,406
                                                                         -------------        --------------

CASH AND EQUIVALENTS - END OF PERIOD                                       $3,991,734            $5,940,131
                                                                         =============        ==============


See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000




1 -   Financial Statements

      The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

      Certain amounts for 1999 have been reclassified to conform with the presentation for 2000.

      No provision for Federal Income Taxes has been made since First Wilkow Venture (the "Registrant") is a partnership and the partners report their prorata share of income or loss individually.

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

2 -  Subsequent Events

      On October 5, 2000, the Registrant made a distribution to its partners in the amount of $128,187, or $.75 per unit, based on 170,916 units outstanding at September 30, 2000.







See accountant's report

                              FIRST WILKOW VENTURE
                                   FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000
Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 1999, for a discussion of the partnership's business.

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

         On May 31, 2000, M&J/Retail Limited Partnership invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond, LLC, which owns a shopping center in Portland, Maine.

          On July 6, 2000, the Registrant made a distribution to its partners in the amount of $128,187, or $.75 per unit.

          On August 11, 2000, the property owned by M&J/Retail Limited Partnership, Broadway Festival, was sold for net cash proceeds of $929,567, resulting in a gain on sale of $1,083,009, classified as Other Income on the consolidated statement of operations.

          On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

          On September 15, 2000, the property owned by M&J/Retail Limited Partnership, Diversey & Sheffield, was sold for net cash proceeds of $947,509, resulting in a gain on sale of $597,780, classified as Other Income on the consolidated statement of operations.






See accountant's report

                                    REMARKS
      In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 2000 and 1999.

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

                                             FIRST WILKOW VENTURE

                                          By: /s/ Marc R. Wilkow
                                             -----------------------------------
                                          Marc R. Wilkow, General Partner and
                                          President of M&J Wilkow, Ltd., its
                                          Managing Agent

DATED: November 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 2000.

                                          /s/ Clifton J. Wilkow
                                          --------------------------------------
                                          Clifton J. Wilkow, General Partner and
                                          Executive Vice President of
                                          M&J Wilkow, Ltd.

                                          /s/ Thomas Harrigan
                                          --------------------------------------
                                          Thomas Harrigan, Vice President of
                                          M&J Wilkow, Ltd.