Form 10-K
period 2000-12-31
FIRST WILKOW VENTURE
filed 2001-03-28
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           For the year ended December 31, 2000

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

               Units of Partnership Interest, Exchange Value $132
                                (Title of Class)


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

                                     PART I
ITEM 1 - BUSINESS
ORGANIZATION

         First Wilkow Venture (the "Registrant") is a limited partnership composed of 396 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

DESCRIPTION OF BUSINESS

         The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 2000, there are 31 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and undeveloped land. Twenty-eight of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project;

seventeen are shopping centers; six are office buildings; one is a real estate investment trust; one is undeveloped land; and two are hotels.

         The remaining three properties are owned and operated by the Registrant. Two are office buildings, and one is a shopping center.

 CHANGES IN PROPERTIES

         During the calendar year ended December 31, 2000, certain of the property investments held by the Registrant underwent the changes described below:

         (a) Purchases:

         On February 24, 2000, the Registrant invested $530,000 to obtain an

11.21% interest in M&J/ Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

         On February 24, 2000, M&J/Retail Limited Partnership invested $500,000 to obtain a 10.58% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the

Hills, Illinois.

         On April 10, 2000, M&J/Retail Limited Partnership invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00%

interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois.

         On May 31, 2000, M&J/Retail Limited Partnership invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC, which owns a shopping center in Portland, Maine.

         On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48%

interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark

Street, LLC, which owns 20 South Clark, an office building located in Chicago,

Illinois.

         (b) Sales:

         On May 25, 2000, a property owned by M&J/Retail Limited Partnership,

Melrose and Kimball, was sold for net cash proceeds of $175,589, resulting in a gain on sale of $50,836.

         On May 26, 2000, a property owned by M&J/Retail Limited Partnership,

Irving and Kimball, was sold for net cash proceeds of $445,822, resulting in a gain on sale of $318,533.

         On August 11, 2000, a property owned by M&J/Retail Limited Partnership,

Broadway Festival, was sold for net cash proceeds of $929,567, resulting in a gain on sale of $1,110,976.

         On September 15, 2000, a property owned by M&J/Retail Limited

Partnership, Diversey and Sheffield, was sold for net cash proceeds of $947,509,

resulting in a gain on sale of $686,559.

         On November 17, 2000, a property owned by M&J/Retail Limited

Partnership, Oak Lawn Promenade, was sold for net cash proceeds of $1,234,331,

resulting in a gain on sale of $899,262.

         On December 11, 2000, a property owned by M&J/Retail Limited

Partnership, Harlem and North shopping center, was sold for net cash proceeds of

$1,011,663, resulting in a gain on sale of $874,143.

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

ITEM 2 - PROPERTIES

                  The Registrant has an ownership interest in the following properties as of December 31, 2000:
PROPERTIES INVOLVING PARTICIPATIONS

    DUKE-WEEKS REALTY LIMITED PARTNERSHIP

         On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke-Weeks Realty Limited

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

         The Registrant on April 15, 1997, converted 25,000 units in Duke-Weeks

Realty Limited Partnership to 25,000 shares of common stock of Duke-Weeks Realty

Investments, Inc. The stock was sold in two blocks of 12,500 shares on June 12,

1997, and July 21, 1997, for total proceeds of $1,028,212, resulting in a gain of $794,962.

         On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke-Weeks Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke-Weeks

Realty Limited Partnership at December 31, 2000.

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

         On July 1, 1996, the Registrant invested an additional $98,100 in

M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in the investment to 27.34%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the

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

         L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

         The Registrant holds a 74.92% interest in L-C Office Partnership IV,

which, through two investment partnerships, has a 53.9% effective interest in

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

         The Registrant owned limited partnership interests in the partnerships scheduled below whose sole asset was an interest in Lake Cook Office Development

Building IV Limited Partnership, one of the investment partnerships referred to above. On December 31, 1999, the Registrant received an interest in Lake Cook

Office Development Building IV Limited Partnership in liquidation of these partnerships, with the exception of TOP Investors Limited Partnership. The result of this transaction was that the Registrant now owns a direct ownership interest in

Lake Cook Office Development Building IV Limited Partnership of .64%.

                                                                 Owned by                           Ownership in
                                                                 Registrant                     Lake Cook Development
                                                                 ----------                     ---------------------
          Partnership                                 # of Units          % Interest                % Interest
          -----------                                 ----------          ----------                ----------

          544 Arizona Associates                          61                 13.034%                      .384%

          Fifth Arizona Associates                         3                   .667                       .154

          Fifth Orlando Associates                        83                 11.690                       .243

          First Orlando Associates                        50                 10.000                       .157

          Monterey Village Associates                     45                  5.625                       .598

          Seventh M&J Associates                          35                  8.274                       .226

          TOP Investors Limited Partnership               95                 95.000                       .688


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

Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden

Prairie, Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Registrant's ownership to 42.98%.

       The property was acquired with a $6,950,000 mortgage bearing interest at

7.2% per annum. The term of the loan is ten years.

    M&J/NCT LOUISVILLE LP

       On September 29, 1999, the Registrant invested $300,000 to obtain a

23.47% interest in M&J/NCT Louisville LP, which has a 10% interest in CMJ/NCT

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

Heights, a 197,110 square foot community center located in Arlington Heights,

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

         M&J/Retail Limited Partnership also holds an 8.75% interest in

Arlington LLC (see Page 12).

    M&J/PROSPECT CROSSING LIMITED PARTNERSHIP

         On February 24, 2000, the Registrant invested $530,000 to obtain an

11.21% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

         M&J/Retail Limited Partnership also holds a 10.58% interest in

M&J/Prospect Crossing Limited Partnership (see Page 12).

    M&J/CLARK STREET, LLC

         On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48%

interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark

Street, LLC, which owns 20 South Clark, an office building located in Chicago,

Illinois.

PROPERTIES INVOLVING PROMISSORY NOTES

    RAMADA INN & SUITES, ORLANDO, FLORIDA

         At December 31, 2000, the Registrant has a loan receivable in the principal amount of $731,124 from Ramada Inn & Suites, a 158-unit all-suites hotel located on Westwood Drive in Orlando, Florida.

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

    M&J/RETAIL LIMITED PARTNERSHIP (THREE STRIP SHOPPING CENTERS)

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

         On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North

LLC. As a result of this transaction, M&J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC.

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

Heights, a 197,110 square foot community center located in Arlington Heights,

Illinois.

         The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. The term of the loan is three years. The Registrant also holds a 37.65% interest in Arlington LLC (see Page 9).

         On February 24, 2000, M&J/Retail invested $500,000 to obtain a 10.58%

interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

         On April 10, 2000, M&J/Retail invested $243,000 to obtain a 26.01%

interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in

Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora,

Illinois.

         On May 25, 2000, a property owned by M&J/Retail, Melrose and Kimball,

was sold for a gain on sale of $50,836.

         On May 26, 2000, a property owned by M&J/Retail, Irving and Kimball,

was sold for a gain on sale of $318,533.

                  On May 31, 2000, M&J/Retail invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC, which owns a shopping center in Portland, Maine.

         On August 11, 2000, a property owned by M&J/Retail, Broadway Festival, was sold for a gain on sale of $1,110,976.

         On September 15, 2000, a property owned by M&J/Retail, Diversey and Sheffield, was sold for a gain on sale of $686,559.

         On November 17, 2000, a property owned by M&J/Retail, Oak Lawn Promenade, was sold for a gain on sale of $899,262.

         On December 11, 2000, a property owned by M&J/Retail, Harlem and North shopping center, was sold for a gain on sale of $874,143.

         A summary of the properties in which M&J/Retail owns a majority interest is as follows:

                                    Net                Area           Original
                                  Rentable             Land             First            Interest        Mortgage
Property                      (Square Feet)          (Acres)          Mortgage             Rate          Maturity
--------                      -------------          -------          --------           --------        --------

Oak Lawn Square                     9,746                .67         $      900,000          8.03%       05/01/09
Archer and Central                 29,426               1.49              2,350,000          7.42%       04/30/08
Evergreen Commons                   8,981                .41                530,000          7.88%       04/30/04
                                ---------            -------         --------------

                                   48,153               2.57         $    3,780,000
                                 ========              =====          =============


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

Unpaid interest added to principal for December 31, 2000, is $53,629.

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

Chicago, in exchange for its 57.67% undivided interest in Tango Bay Suites

(Tango Bay Suites is now Ramada Inn & Suites). As part of this transaction,

Ramada Inn & Suites remains liable to the Registrant for loans advanced to fund operating deficits. The 209 West Jackson building was subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum.

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

$10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, a line of credit, is for $1,400,000. Funds in the amount of

$216,866 have been drawn on the second note as of December 31, 2000. The first note matures on October 15, 2004, and bears interest at 8.95% per annum, payable monthly.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 -     MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY
             HOLDER MATTERS

         The number of holders of record of equity securities of the Registrant as of December 31, 2000, was approximately:

              Title of Class                             Number of Record Holders
              --------------                             ------------------------
             Unit of Limited Partnership Interest                      396

         The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited

Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                               December 31,
                                                         ------------------------------------------------------
                                                              2000           1999          1998          1997
                                                         -----------   -------------  -----------   -----------
OPERATING RESULTS

(IN THOUSANDS)

Total Revenue                                            $  16,119     $   14,273     $   11,420     $   9,516

Net Income (Loss)*                                       $   2,284     $    4,477     $    1,920     $   1,136

PARTNERSHIP UNIT DATA

(PER PARTNERSHIP UNIT)

Net Income (Loss):

    General Partner*                                     $      13.36  $       26.19  $       11.23  $       6.42

    Limited Partner*                                            13.36          26.19          11.23          6.42

Cash Distributions Paid:

    General Partner                                      $       4.00  $        3.35  $        4.30  $       2.75

Limited Partner                                                  4.00           3.35           4.30          2.75

----------------
* Includes gain (loss) on sale of real estate properties

                                                                              December 31,
                                                         ------------------------------------------------------
                                                              2000           1999          1998          1997
                                                         -----------   -------------  -----------   -----------
FINANCIAL POSITION DATA
Total Assets (In thousands)                              $  49,725     $   58,423     $       48.781   $  45,385

Net Book Value Per Unit                                  $      92.45  $       83.09  $       60.25    $      53.31

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

For the year ended December 31, 2000, the loss from partnerships was $5,883 compared to income of $781,850 for the comparative period of 1999. The decrease in 2000 is primarily due to gains on the disposition of 21st M&J Venture, Orhow Associates and XXI Office Plaza Associates that occurred during 1999.

For the year ended December 31, 2000, the Registrant loaned to an investment partnership in which it has a substantial equity interest the following amounts:

                                                  Advances        Collections         Write-offs         Total Loan
                                                 Year Ended        Year Ended          Year Ended        Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                   2000               2000               2000                2000
                                                -----------       ------------        -----------        -------------


    Clarkfair LLC                             $      40,000      $(     40,000)       $    -             $       -

The Registrant made a distribution to its partners this year as follows:

                                                 Date                  Amount            Per Unit
                                                 ----              -------------        ----------

                                              January 10         $      85,458        $        0.50
                                              April 10                 341,832                 2.00
                                              July 6                   128,187                 0.75
                                              October 5                128,187                 0.75

On February 24, 2000, the Registrant invested $530,000 to obtain an 11.21% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

On February 24, 2000, M&J/Retail Limited Partnership invested $500,000 to obtain a 10.58% interest in M&J/ Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

On April 10, 2000, M&J/Retail Limited Partnership invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois.

On May 25, 2000, a property owned by M&J/Retail Limited Partnership, Melrose and Kimball, was sold for net cash proceeds of $175,589, resulting in a gain on sale of $50,836.

On May 26, 2000, a property owned by M&J/Retail Limited Partnership, Irving and Kimball, was sold for net cash proceeds of $445,822, resulting in a gain on sale of $318,533.

On May 31, 2000, M&J/Retail Limited Partnership invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC, which owns a shopping center in Portland, Maine.

On August 11, 2000, a property owned by M&J/Retail Limited Partnership, Broadway Festival, was sold for net cash proceeds of $929,567, resulting in a gain on sale of $1,110,976.

On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

On September 15, 2000, a property owned by M&J/Retail Limited Partnership, Diversey and Sheffield, was sold for net cash proceeds of $947,509, resulting in a gain on sale of $686,559.

On November 17, 2000, a property owned by M&J/Retail Limited Partnership, Oak Lawn Promenade, was sold for net cash proceeds of $1,234,331, resulting in a gain on sale of $899,262.

On December 11, 2000, a property owned by M&J/Retail Limited Partnership, Harlem and North shopping center, was sold for net cash proceeds of $1,011,663, resulting in a gain on sale of $874,143.

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

For the year ended December 31, 1999, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:

                                                  Advances        Collections         Write-offs         Total Loan
                                                 Year Ended        Year Ended          Year Ended        Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                    1999              1999               1999                1999
                                                -----------       ------------        -----------        -------------

    Arlington LLC                             $     643,280      $   1,644,398        $    -            $       -
    XXI Office Plaza Associates                       -                 27,815             -                    -
    M&J/NCT Louisville LP                         1,150,000          1,150,000             -                    -
    Orhow Associates                                315,785            315,785             -                    -
    Cenbuil Venture                                 274,000            274,000             -                    -
    21st M&J Venture                                413,740            413,740             -                    -

The Registrant made a distribution to its partners this year as follows:

                                                 Date                Amount            Per Unit
                                                 ----            -------------        ----------
                                              January 10         $      59,820        $        0.35
                                              April 10                 341,832                 2.00
                                              July 10                   85,458                 0.50
                                              October 5                 85,459                 0.50

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

For the year ended December 31, 1998, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:

                                                  Advances        Collections          Write-offs         Total Loan
                                                 Year Ended        Year Ended          Year Ended         Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                   1998                1998               1998                1998
                                                -----------       ------------        -----------        -------------

    Arlington LLC                             $   1,001,118       $     -             $    -            $   1,001,118
    Northlake Tower Corporation                       -               4,033                -                     -

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

         Marketfair North - a 136,989 square foot shopping center in Clay, New
                            York

         Shops at Clark's Pond - a 208,325 square foot shopping center in South
                                 Portland, Maine

M&J/Retail Limited Partnership's interest is based on a capital contribution of $415,000 funded as follows:

                  As of March 31, 1998                            $    75,000
                  At the April 8, 1998, closing                        84,928
                  May 13, 1998, funding                               155,072
                  November 24, 1998, funding                          100,000
                                                                 --------------

                       Total Initial Capital                      $   415,000
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

On April 30, 1998, three properties owned by M&J/Retail Limited Partnership (Archer and Central, Irving and Kimball, and Melrose and Kimball) had their mortgages refinanced. The principal terms of the three loans are as follows:

                                                        Principal         Annual        Amortization
       Property                                          Amount        Interest Rate      Schedule        Maturity
       --------                                          ------        -------------      --------        --------
    Archer and Central                              $   2,350,000         7.40%           30 years         4/30/08
    Irving and Kimball                                  1,325,000         7.58            30 years         4/30/08
    Melrose and Kimball                                   991,000         7.58            30 years         4/30/08

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

LIQUIDITY AND CAPITAL RESOURCES

         On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due August 31, 2001, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke-Weeks Realty Limited Partnership (see Item 2). Borrowings

under the facility agreement are secured by the partnership units of Duke-Weeks

Realty Limited Partnership owned by the Registrant.

         As of December 31, 2000, the amounts outstanding under this facility are as follows:

 Cash borrowings                                            $ -
 Letters of credit:
   Waterfall Plaza/GE Capital
    (expires 8/31/01)                                      80,000
   Annex of Arlington Heights/GE Capital
    (expires 8/31/01)                                     280,000
                                                         ----------

 Total Outstanding Amounts                              $ 360,000
                                                        ==========

         The liquid assets of the Registrant increased as of December 31, 2000,

when compared to December 31, 1999, due to the sale of M&J/Retail properties.

         The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2001 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                Page

    Independent Auditor's Report                                                                                  27

    First Wilkow Venture:

       Consolidated Balance Sheet, December 31, 2000 and 1999                                                     28

       Consolidated Statement of Operations,
       Years Ended December 31, 2000, 1999 and 1998                                                               29

       Consolidated Statement of Partners' Capital,
       Years Ended December 31, 2000, 1999 and 1998                                                               30

       Consolidated Statement of Cash Flows,
       Years Ended December 31, 2000, 1999 and 1998                                                               31

       Notes to Consolidated Financial Statements,
       December 31, 2000, 1999 and 1998                                                                           33

                          INDEPENDENT AUDITOR'S REPORT





To the Partners
First Wilkow Venture


We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") listed in the index to the consolidated financial statements set forth on Page 26. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 62. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in partners' capital and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
February 14, 2001

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET



DECEMBER 31,                                                                             2000                     1999
---------------------------------------------------------------------------------------------------------------------------

                                     ASSETS

REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
   Real estate:
     Land                                                                     $     4,979,584         $      6,549,546
     Buildings and improvements                                                    40,896,198               54,898,422
     Fixtures and equipment                                                            47,379                  113,105
                                                                               --------------          ---------------
          Total                                                                    45,923,161               61,561,073
     Less accumulated depreciation                                                 14,658,850               17,429,429
                                                                              ---------------         ----------------
          Net Real Estate                                                          31,264,311               44,131,644
   Investments in real estate partnerships                                          7,763,093                5,311,479
                                                                               --------------          ---------------
          Total                                                                    39,027,404               49,443,123
                                                                               --------------          ---------------

LOANS RECEIVABLE                                                                      818,087                  818,087
                                                                               --------------          ---------------

OTHER ASSETS
   Cash                                                                               147,773                  134,846
   Short-term cash investments                                                      6,045,230                3,905,000
   Certificates of deposit - restricted                                               250,000                  250,000
   Accounts receivable                                                                963,734                  927,730
   Prepaid expenses                                                                     6,306                    6,306
   Deposits                                                                         1,354,975                1,463,045
   Deferred charges                                                                 1,111,419                1,474,504
                                                                               --------------          ---------------
          Total                                                                     9,879,437                8,161,431
                                                                               --------------          ---------------

TOTAL ASSETS                                                                  $    49,724,928         $     58,422,641
                                                                               ==============          ===============

                                             LIABILITIES AND PARTNERS' CAPITAL
MORTGAGES AND LOANS PAYABLE
   Mortgages payable                                                          $    27,263,463         $     38,244,272
   Loans payable                                                                       11,027                   11,027
                                                                               --------------          ---------------
          Total                                                                    27,274,490               38,255,299
                                                                               --------------          ---------------

OTHER LIABILITIES
   Accounts payable and accrued expenses                                              187,058                  243,444
   Accrued property taxes                                                           1,684,458                2,569,229
   Deferred state income taxes                                                        200,000                  200,000
   Security deposits and prepaid rent                                                 561,930                  776,696
   Accrued interest                                                                    14,992                   31,555
                                                                               --------------          ---------------
          Total                                                                     2,648,438                3,820,924
                                                                               --------------          ---------------

MINORITY INTEREST                                                                   4,000,074                2,144,797
                                                                               --------------          ---------------

PARTNERS' CAPITAL (170,916 units authorized
   and issued)                                                                     15,801,926               14,201,621
                                                                               --------------          ---------------

                                                                              28
See accompanying notes to consolidated financial statements

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $    49,724,928         $     58,422,641
                                                                              ==============          ===============

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS





YEARS ENDED DECEMBER 31,                                               2000            1999                 1998
----------------------------------------------------------------------------------------------------------------------
REVENUE
    Rental                                                   $   11,734,975      $    10,756,741      $    9,652,147
    Interest                                                        374,138              368,835             372,634
    Gain on disposal of real estate and
      other revenue                                               4,010,226            3,147,151           1,395,420
                                                              -------------       --------------       -------------
Total                                                            16,119,339           14,272,727          11,420,201
                                                              ------------        -------------       --------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
    Share of net income (loss)                                       (5,883)             781,850             518,297
                                                              -------------       --------------       -------------

EXPENSES
    Operating                                                     4,578,872            3,488,690           3,206,210
    Real estate taxes                                             2,055,150            2,267,021           2,266,448
    Depreciation and amortization                                 2,249,720            1,809,208           1,830,312
    Interest                                                      2,868,319            2,600,715           2,426,794
    General and administrative                                      138,318              100,323             107,735
                                                              -------------       --------------       -------------
Total                                                            11,890,379           10,265,957           9,837,499
                                                             --------------        -------------       --------------

INCOME FROM OPERATIONS                                            4,223,077            4,788,620           2,100,999

MINORITY INTEREST IN SUBSIDIARIES' NET LOSS                      (1,939,108)            (311,589)           (181,161)
                                                              -------------       --------------       -------------

NET INCOME                                                   $    2,283,969      $     4,477,031      $    1,919,838
                                                              =============       ==============       =============

UNITS - AUTHORIZED AND ISSUED
    General Partner                                                   7,890                7,650               7,650
    Limited Partner                                                 163,026              163,266             163,266

NET INCOME PER UNIT
    General Partner                                          $           13.36   $            26.19   $           11.23
    Limited Partner                                                      13.36                26.19               11.23

BOOK VALUE OF A UNIT
    General Partner                                          $           92.45   $            83.09   $           60.25
    Limited Partner                                                      92.45                83.09               60.25

CASH DISTRIBUTIONS PAID
    General Partner                                          $            4.00   $             3.35   $            4.30
    Limited Partner                                                       4.00                 3.35                4.30


See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

-----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------




                                                                  GENERAL             LIMITED
                                                                 PARTNERS             PARTNERS             TOTAL


BALANCE - DECEMBER 31, 1997                                  $      416,617      $     8,695,643      $    9,112,260

Add (deduct):
    Income for the year ended
       December 31, 1998                                             85,930            1,833,908           1,919,838
    To reflect changes in partnership
       capital between general and limited
       partners - net                                                 9,100               (9,100)              -
    Cash distributions for the year ended
       December 31, 1998                                            (32,895)            (702,044)           (734,939)
                                                              -------------       --------------        ------------

BALANCE - DECEMBER 31, 1998                                         478,752            9,818,407          10,297,159

Add (deduct):
    Income for the year ended
       December 31, 1999                                            200,387            4,276,644           4,477,031
    Cash distributions for the year ended
       December 31, 1999                                            (25,628)            (546,941)           (572,569)
                                                              -------------       --------------        ------------

BALANCE - DECEMBER 31, 1999                                         653,511           13,548,110          14,201,621

Add (deduct):
    Income for the year ended
       December 31, 2000                                            103,030            2,180,939           2,283,969
    To reflect changes in partnership capital
       between general and limited partners - net                    24,000              (24,000)              -
    Cash distributions for the year ended
       December 31, 2000                                            (30,600)            (653,064)           (683,664)
                                                              -------------       --------------        ------------

BALANCE - DECEMBER 31, 2000                                  $      749,941      $    15,051,985      $   15,801,926
                                                              =============       ==============       =============



See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                          2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------




CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                $    2,283,969      $     4,477,031      $    1,919,838
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                              2,249,720            1,809,208           1,830,312
       Amortization of debt forgiveness income                        -                    -                (257,436)
       Net gain on disposal of land, building
         and improvements                                        (3,940,310)          (3,082,300)         (1,363,651)
       (Income) loss from partnerships                                5,883             (781,850)           (518,297)
       Changes in assets and liabilities:
         Increase in accounts receivable and
           prepaid expenses - net                                   (75,935)            (181,943)           (125,909)
         Increase in deposits                                      (256,765)            (280,925)           (213,958)
         Increase (decrease) in accounts payable
           and accrued expenses                                     (56,386)             122,533              51,819
         Decrease in accrued property taxes                        (203,175)            (150,223)            (25,312)
         Increase (decrease) in security deposits
           and prepaid rent                                        (144,370)            (331,827)            385,642
         Decrease in accrued interest                               (16,563)              (2,945)            (38,347)
                                                              -------------       --------------       -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (153,932)           1,596,759           1,644,701
                                                              -------------       --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in restricted cash                                          --                   --             (250,000)
   Investment in land, building and
     furniture and equipment                                     (1,068,405)          (3,806,913)           (904,036)
   Investment in partnerships                                    (2,983,750)            (795,226)           (543,707)
   Investments in loans receivable                                  (40,000)            (224,883)         (1,001,118)
   Investment in deferred charges (primarily
     unamortized broker commissions)                               (315,870)            (433,844)           (824,447)
   Proceeds from sale of real estate,
     net of selling expenses                                      4,744,482            2,359,484           1,683,282
   Proceeds from sale of investment
     in partnership/corporation                                          --            1,159,000                  --
   Partnership investment draws                                     526,253              293,147             744,274
   Increase in  minority interest                                 1,855,277              170,884              29,636
   Collection of notes receivable                                    40,000               27,815               4,033
                                                             --------------       --------------       -------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  2,757,987           (1,250,536)         (1,062,083)
                                                             --------------       --------------       -------------

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

-----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                          2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------




CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of mortgages and notes payable                   $(      366,360)     $(    2,349,393)     $(  19,740,932)
   Proceeds from mortgage financing                                 599,126            1,516,179          21,805,999
   Distributions to partners                                (       683,664)     (       572,569)     (      734,939)
                                                             --------------       --------------       -------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (       450,898)     (     1,405,783)          1,330,128
                                                             --------------       --------------      --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               2,153,157      (     1,059,560)          1,912,746

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                              4,039,846            5,099,406           3,186,660
                                                             --------------       --------------       -------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                              $     6,193,003      $     4,039,846      $    5,099,406
                                                             ==============       ==============       =============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Interest paid during the year                            $     2,884,882      $     2,603,660      $    2,722,577
   Write-off of fully depreciated
     leasehold improvements                                          50,522              460,587             230,998


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

     During 1999, the Partnership acquired a
       controlling interest in an office
       building with a basis of $11,724,896
       and assumed mortgage debt of $8,600,000
       and net operating liabilities of $468,229.
     Loan receivable converted to equity interest in
       Partnership                                          $            --      $     1,226,000      $            --
     Proceeds from sale of real estate used to retire
       debt                                                      11,213,575            2,645,823                   --





See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



         Debt forgiveness income was being amortized as a reduction of interest expense over the remaining term of the related loan using the effective interest method. This debt forgiveness income was written off in 1998 upon loan refinancing.

         Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

         Waterfall Plaza
           a.  Building                                           Straight Line                       40 years
           b.  Improvements                                       Straight Line                       40 years

         Highland Park Professional Building
           a.  Building                                           Straight Line                       30 years
           b.  Improvements                                       Straight Line                       40 years
                                                                  150% Declining Balance              40 years
                                                                  150% Declining Balance              12 years
                                                                  150% Declining Balance               7 years

         M&J/Retail Limited Partnership (3 retail centers)
           a.  Buildings                                          Straight Line                       40 years
           b.  Improvements                                       Straight Line                       40 years

         209 West Jackson
           a.  Building                                           Straight Line                       40 years
           b.  Improvements                                       Straight Line                       40 years
                                                                  Straight Line                        7 years

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



3 -   INVESTMENTS IN PARTNERSHIPS

      A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                                 2000              1999                1998
                                                            ------------        ----------          -----------

         L-C Office Partnership IV                          $(    81,440)       $    9,736          $     6,085
         XXI Office Plaza Associates                               -               501,978   (c)         37,536
         M&J/Grove Limited Partnership                      (     63,280)          139,888          (    31,204)
         Rosemont 28 Limited Partnership                    (      2,864)       (    2,863)         (     2,864)
         M&J/Crossroads Limited Partnership                        -                 -                  283,394
         M&J/Eden Prairie Limited Partnership                     16,518  (a)       10,400   (a)          5,327   (a)
         Duke-Weeks Realty Limited Partnership                    79,074  (a)       72,578   (a)         64,643   (a)
         222 Fee Associates                                        -            (      623)  (a)(b)         392   (a)
         5601 N. Sheridan Associates                               -                 5,040   (a)(b)       1,008   (a)
         First Candlewick Associates                               6,930  (a)        6,600   (a)          6,600   (a)
         Second Wilkow Venture                                     4,925  (a)        6,304   (a)          5,418   (a)
         Wilkow/Retail Partners Limited Partnership                  218  (a)          180   (a)            165   (a)
         Lake Cook Office Development IV                           -      (a)           78   (a)             49   (a)
         M&J/Hotel Investors Limited Partnership                  24,000  (a)       24,000   (a)         22,734   (a)
         M&J/Mid Oak Limited Partnership                           6,300  (a)        6,300   (a)         11,127   (a)
         Northlake Tower Limited Partnership                     120,349  (a)       90,654   (a)        107,887   (a)
         Arlington LLC                                      (     71,830)       (   80,000)               -
         21st M&J Venture                                          -            (    4,900)  (b)          -
         M&J/NCT Louisville LP                                    33,750  (a)        -                    -
         Orhow Associates                                          -            (    3,500)  (b)          -
         M&J/Prospect Crossing Limited Partnership          (     12,997)            -                    -
         Fulcrum, LLC                                       (     72,489)            -                    -
         M&J/Clarkfair Limited Partnership                         -                 -                    -
         M&J/Clark Street, LLC                                     6,953  (a)        -                    -
         Yorkshire Plaza Investors, LLC                            -      (a)        -                    -
                                                            ------------         ---------           ----------

                                                            $(     5,883)       $  781,850          $   518,297
                                                              ==========         =========           ==========


     (a)  Income recognized under the cost method.

     (b)  Includes loss on disposition of investment.

     (c)  Includes gain on disposition of investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



     The following is a summary of financial position and results of operations of the properties in which the Partnership has an equity partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

     YEAR ENDED DECEMBER 31, 2000:

                                                                                                        M&J/
                                                                                Rosemont              Prospect
                                                                                  28                  Crossing
                                                          Arlington              Limited              Limited
                                                             LLC               Partnership           Partnership
                                                      ---------------        --------------        -------------
                                                            (a)                   (a)                    (a)
      BALANCE SHEET
      Real estate - net of
             accumulated depreciation                 $    18,310,143        $    1,909,955       $   11,715,011
      Current assets                                          315,046                 5,272              356,397
      Other assets                                            396,652                   618                -
                                                      ---------------         -------------        -------------

      TOTAL ASSETS                                    $    19,021,841        $    1,915,845       $   12,071,408
                                                       ==============         =============        =============


      Mortgages payable                               $    17,152,387        $        -           $   11,529,451
      Other liabilities                                     1,439,820                21,337              216,472
      Partners' capital                                       429,634             1,894,508              325,485
                                                      ---------------         -------------        -------------

      TOTAL LIABILITIES AND
             PARTNERS' CAPITAL                        $    19,021,841        $    1,915,845       $   12,071,408
                                                       ==============         =============        =============



         STATEMENT OF OPERATIONS

      Revenue                                         $     3,205,327        $          696       $    1,753,285
      Less:  Operating expenses                             1,585,866                 -                  555,305
             Other expenses                                 1,462,930                10,211              865,011
             Depreciation                                     357,094                 -                  268,928
                                                      ---------------        --------------        -------------

      NET INCOME (LOSS)                               $(      200,563)       $(       9,515)      $       64,041
                                                        =============          ============        =============


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------




                                                             M&J/Grove            Dover              Shops at
                                                           Limited                Farms              Clark's
                                                           Partnership           Apartments            Pond LLC
                                                       ----------------      ---------------      --------------
                                                              (a)                  (a)                   (a)

         BALANCE SHEET
      Real estate - net of
        accumulated depreciation                        $    9,083,278       $    13,245,939      $   17,413,431
      Current assets                                           129,422               182,189             133,142
      Other assets                                             164,864                62,337           1,051,015
                                                         -------------        --------------       -------------

      TOTAL ASSETS                                      $    9,377,564       $    13,490,465      $   18,597,588
                                                         =============        ==============       =============


      Mortgages payable                                 $    5,915,568       $    11,446,054      $   15,948,904
      Other liabilities                                        389,555               457,989              31,856
      Partners' capital                                      3,072,441             1,586,422           2,616,828
                                                         -------------        --------------       -------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                               $    9,377,564       $    13,490,465      $   18,597,588
                                                         =============        ==============       =============


         STATEMENT OF OPERATIONS

      Revenue                                           $    1,757,636       $     2,652,102      $    1,482,012
      Less:  Operating expenses                                919,986             1,374,058             579,987
             Other expenses                                    517,208               916,289             863,637
             Depreciation                                      317,670               533,194             222,714
                                                        --------------        --------------       -------------

      NET INCOME (LOSS)                                 $        2,772       $(      171,439)     $(     184,326)
                                                         =============         =============        ============


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1999:

                                                                Rosemont
                                                                   28
                                            Arlington             Limited
                                               LLC              Partnership
                                         --------------        -------------
                                              (a)                  (a)

      BALANCE SHEET
      Real estate - net of
         accumulated depreciation       $    11,778,375        $   1,909,955
      Current assets                          4,096,895               14,845
      Other assets                              354,424                  479
                                         --------------         ------------

      TOTAL ASSETS                      $    16,229,694        $   1,925,279
                                         ==============         ============


      Mortgages payable                 $    14,001,803        $       -
      Other liabilities                       1,465,857               21,256
      Partners' capital                         762,034            1,904,023
                                         --------------         ------------

      TOTAL LIABILITIES AND
         PARTNERS' CAPITAL              $    16,229,694        $   1,925,279
                                         ==============         ============



         STATEMENT OF OPERATIONS

      Revenue                           $     1,069,523        $         136
      Less:  Operating expenses                 648,413                -
             Other expenses                     578,306               22,989
             Depreciation                        96,705                -
                                        ---------------         ------------

      NET LOSS                          $(      253,901)       $(     22,853)
                                          =============          ===========


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------




                                                       XXI Office              M&J/Grove              Dover
                                                        Plaza                   Limited               Farms
                                                       Associates             Partnership           Apartments
                                                     -------------          ------------------     ------------
                                                          (a)                     (a)                  (a)
        BALANCE SHEET
      Real estate - net of
         accumulated depreciation                    $    -                 $   8,992,894          $  13,675,273
      Current assets                                      -                       385,880                246,540
      Other assets                                        -                       152,925                 65,832
                                                      ------------           ------------           ------------

      TOTAL ASSETS                                   $    -                 $   9,531,699          $  13,987,645
                                                      ============           ============           ============


      Mortgages payable                              $    -                 $   6,063,213          $  11,564,830
      Other liabilities                                   -                       354,717                468,229
      Partners' capital                                   -                     3,113,769              1,954,586
                                                      ------------           ------------           ------------

      TOTAL LIABILITIES AND
         PARTNERS' CAPITAL                           $    -                 $   9,531,699          $  13,987,645
                                                      ============           ============           ============


         STATEMENT OF OPERATIONS

      Revenue                                        $     985,989          $   1,698,903          $   2,567,870
      Less:  Operating expenses                            691,633                785,713              1,256,460
             Other expenses                                660,671                529,266                926,071
             Depreciation                                   68,710                315,174                569,403
                                                     -------------           ------------           ------------

      NET INCOME (LOSS)                              $(    435,025)         $      68,750          $(    184,064)
                                                       ===========           ============            ===========


      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



      YEAR ENDED DECEMBER 31, 1998:

                                                  Rosemont
                                                     28              XXI Office
                                                   Limited              Plaza
                                                 Partnership         Associates
                                                 -----------         -----------
                                                     (a)                 (b)
      BALANCE SHEET

     Real estate - net of
      accumulated depreciation                   $ 1,909,955         $ 5,186,573
     Current assets                                    1,895           1,675,224
     Other assets                                        282               8,177
                                                 -----------         -----------

     TOTAL ASSETS                                $ 1,912,132         $ 6,869,974
                                                 ===========         ===========


     Mortgages payable                           $        --         $ 1,902,315
     Other liabilities                                21,256             743,162
     Partners' capital                             1,890,876           4,224,497
                                                 -----------         -----------

     TOTAL LIABILITIES AND
      PARTNERS' CAPITAL                          $ 1,912,132         $ 6,869,974
                                                 ===========         ===========

      STATEMENT OF OPERATIONS

     Revenue                                     $       188         $ 1,699,441
     Less:   Operating expenses                           --             940,032
             Other expenses                           19,459             234,805
             Depreciation                                 --             429,628
                                                 -----------         -----------

     NET INCOME (LOSS)                           $   (19,271)        $    94,976
                                                 ===========         ===========

     (a)  Based upon unaudited financial statements.

     (b)  Based upon audited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                   M&J/Grove            Dover
                                                    Limited             Farms
                                                  Partnership         Apartments
                                                  -----------        -----------
                                                      (a)                (a)
        BALANCE SHEET

      Real estate - net of
       accumulated depreciation                  $ 9,199,644        $14,162,405
      Current assets                                  219,109            328,305
      Other assets                                    185,583             74,326
                                                  -----------        -----------

      TOTAL ASSETS                                $ 9,604,336        $14,565,036
                                                  ===========        ===========


      Mortgages payable                           $ 6,198,801        $11,674,546
      Other liabilities                               316,416            455,415
      Partners' capital                             3,089,119          2,435,075
                                                  -----------        -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                         $ 9,604,336        $14,565,036
                                                  ===========        ===========


         STATEMENT OF OPERATIONS

      Revenue                                     $ 2,625,157        $ 2,576,900
      Less:  Operating expenses                       785,890          1,098,973
             Other expenses                           540,446            933,721
             Depreciation                             313,375            330,936
                                                  -----------        -----------

      NET INCOME                                  $   985,446        $   213,270
                                                  ===========        ===========

      (a)  Based upon unaudited financial statements.

      (b)  Based upon audited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



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

      M&J/Westwood Limited Partnership

      In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M&J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 145 unit all suites hotel and corporate rental project in Orlando, Florida, known as Tango Bay Suites Resort (Tango Bay Suites Resort is now Ramada Inn & Suites). On December 31, 1993, the Partnership acquired an additional 2.19% interest in M&J/Westwood Limited Partnership.

      In March 1993, the Partnership acquired a 63.64% undivided interest in Ramada Inn & Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Ramada Inn & Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Ramada Inn & Suites for an undivided interest in the 209 West Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 2000, from Ramada Inn & Suites (see Note 4).

      Duke-Weeks Realty Limited Partnership

      On December 2, 1994, the Partnership redeemed its interest in three partnerships for a direct ownership in an operating partnership, Duke-Weeks Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke-Weeks Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see Note 10).

      On April 15, 1997, the Partnership converted 25,000 units in Duke-Weeks Realty Limited Partnership to 25,000 shares of common stock of Duke-Weeks Realty Corporation. On June 12, 1997, 12,500 shares were sold for $500,044, resulting in a gain of $383,419. On July 21, 1997, the remaining 12,500 shares were sold for $528,168, resulting in a gain of $411,543.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



      On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke-Weeks Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke-Weeks Realty Limited Partnership at December 31, 2000.

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

      On July 1, 1996, the Partnership invested an additional $98,100 in M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in this investment to 27.34%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. A limited guaranty covering 28.41%, or $1,562,500, of the mortgage loan was made by third parties on behalf of M&J/Grove. The Partnership guaranteed $520,833, an amount which approximates 28.41% of its ownership interest in M&J/Grove, exclusive of subordinated equity interests which have no value. The property is also encumbered by unsecured debentures of $1,000,000, which mature on May 1, 2001, and bear interest at 9% per annum,

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


      payable quarterly.

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

      M&J/Eden Prairie Limited Partnership

      On April 10, 1998, the Partnership invested $64,000 to obtain a 26.44% ownership in M&J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Partnership's interest to 42.98%.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


      M&J/NCT Louisville LP

      On September 29, 1999, the Partnership invested $300,000 to obtain a 23.47% interest in M&J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky.

      Arlington LLC

      On September 29, 1999, the Partnership converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois.

      In addition, the Partnership posted a letter of credit in the amount of $280,000 with the mortgagee as credit enhancement in exchange for an additional 7% interest in Arlington LLC (see Note 10).

      The Partnership also has a non-interest-bearing unsecured loan payable to Arlington LLC in the amount of $11,027 at December 31, 2000 and 1999.

      M&J/Prospect Crossing Limited Partnership

      On February 24, 2000, the Partnership invested $530,000 to obtain an 11.21% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

      M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 48).

      M&J/Clark Street, LLC

      On August 14, 2000, the Partnership invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


      CONSOLIDATED PARTNERSHIPS

      M&J/Sheridan Limited Partnership

      During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. In addition to the investment, the Partnership has a note receivable of $492,000 at December 31, 2000, from M&J/Sheridan Limited Partnership. On September 30, 1996, M&J/Sheridan Limited Partnership refinanced the Highland Park Professional Center. The term of the new loan, with a principal amount of $1,425,000, is five years. Debt service reflects an interest rate of 8.88% per annum and amortization based on 20 years.

      The financial position and results of operations at December 31, 2000, are included in the accompanying consolidated financial statements.

      209 West Jackson LLC

      On August 24, 1995, the Partnership acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in Tango Bay Suites Resort (Tango Bay Suites Resort is now Ramada Inn & Suites). As part of this transaction, Ramada Inn & Suites remains liable to the Partnership for loans advanced to fund operating deficits. The 209 West Jackson building was subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum.

      On October 22, 1999, both the ownership and the debt were restructured. The Partnership and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Partnership's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Partnership is also responsible for additional equity contributions of $852,000, payable in three equal installments on the anniversary date of the closing. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. Funds in the amount of $216,866 have been drawn on the second note as of December 31, 2000.

      The financial position and results of operations at December 31, 2000, are included in the accompanying consolidated financial statements.

      M&J/Retail Limited Partnership

      The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in three strip shopping centers in the metropolitan Chicago area and four partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


      partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

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

      On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North LLC. As a result of this transaction, M&J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC.

      On September 29, 1999, M&J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



      The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. The term of the loan is three years. (See also Page 45).

      On February 24, 2000, M&J/Retail invested $500,000 to obtain a 10.58% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

      On April 10, 2000, M&J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois.

      On May 31, 2000, M&J/Retail invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC, which owns a shopping center in Portland, Maine.

      The financial position and results of operations at December 31, 2000, are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 2000:

                                             209                M&J/               M&J/
                                             West             Sheridan            Retail
                                           Jackson            Limited             Limited
                                             LLC            Partnership         Partnership
                                         -----------        -----------         -----------
         BALANCE SHEET

      Real estate - net of
         accumulated depreciation        $11,983,459        $ 2,566,405         $ 3,765,774
      Current assets                          13,250             27,999              36,111
      Other assets                           969,166             48,974           4,937,970
                                         -----------        -----------         -----------

      TOTAL ASSETS                       $12,965,875        $ 2,643,378         $ 8,739,855
                                         ===========        ===========         ===========


      Mortgages payable                  $ 8,858,822        $ 1,297,613         $ 3,616,307
      Other long-term payables             1,916,866            492,000                  --
      Current liabilities                    678,683            276,751             258,961
      Minority interest                      438,336           (134,637)          3,696,375
      Partners' capital                    1,073,168            711,651           1,168,212
                                         -----------        -----------         -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                $12,965,875        $ 2,643,378         $ 8,739,855
                                         ===========        ===========         ===========


         STATEMENT OF OPERATIONS

      Revenue                            $ 3,162,513        $   402,438         $ 7,130,978
      Less:  Operating expenses            1,749,802            215,330           1,344,590
             Other expenses                  990,473            162,969             881,283
             Depreciation                    292,989            148,106             852,703
             Minority interest                37,482            (13,277)          1,914,903
                                         -----------        -----------         -----------

      NET INCOME (LOSS)                  $    91,767        $  (110,690)        $ 2,137,499
                                         ===========        ===========         ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


     The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1999:

                                              209                 M&J/                M&J/
                                              West             Sheridan              Retail
                                            Jackson             Limited              Limited
                                              LLC             Partnership          Partnership
                                         ------------         ------------         ------------
         BALANCE SHEET

      Real estate - net of
         accumulated depreciation        $ 11,719,303         $  2,595,216         $ 16,580,845
      Current assets                           21,093               23,202               66,279
      Other assets                            675,604              154,680            2,711,880
                                         ------------         ------------         ------------

      TOTAL ASSETS                       $ 12,416,000         $  2,773,098         $ 19,359,004
                                         ============         ============         ============


      Mortgages payable                  $  8,590,814         $  1,333,187         $ 14,986,133
      Other long-term payables              2,100,000              492,000                   --
      Current liabilities                     742,931              246,931            1,418,488
      Minority interest                       284,854             (121,361)           1,981,304
      Partners' capital                       697,401              822,341              973,079
                                         ------------         ------------         ------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                $ 12,416,000         $  2,773,098         $ 19,359,004
                                         ============         ============         ============


         STATEMENT OF OPERATIONS

      Revenue                            $    550,481         $    432,132         $  4,387,364
      Less:  Operating expenses               322,737              210,067            1,998,616
             Other expenses                   190,529              159,613            1,180,608
             Depreciation                      54,960              128,702              519,671
             Minority interest                 (5,146)              (7,095)             323,831
                                         ------------         ------------         ------------

      NET INCOME (LOSS)                  $    (12,599)        $    (59,155)        $    364,638
                                         ============         ============         ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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
                                                 ===========         ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



4 -  LOANS RECEIVABLE

                                                                2000      1999
                                                                ----      ----
     Ramada Inn & Suites

     Unsecured promissory note bearing interest at 3% over
     prime issued in connection with Ramada Inn & Suites
     located in Orlando, Florida. The note is due on demand
     or, if demand is not sooner made, on December 31, 2002
     (see Note 3).                                            $731,124  $731,124

     L-C Office Partnership IV

     Unsecured promissory note bearing interest at 2% over
     prime issued in connection with the Dover Farms
     Apartments located in North Royalton, Ohio. The note
     due on demand or, if demand is not sooner made, on
     is December 31, 2002.                                      71,872    71,872

     Lake Cook Office Development - Building Four Limited
     Partnership Unsecured promissory note bearing interest
     at 2% over prime issued in connection with the Dover
     Farms Apartments located in North Royalton, Ohio. The
     note is due on demand or, if demand is not sooner made,
     on December 31, 2002.                                      15,091    15,091
                                                              --------  --------

                                                              $818,087  $818,087
                                                              ========  ========

5 -  SHORT-TERM CASH INVESTMENTS

     The Partnership considers certificates of deposit and commercial paper with an original maturity of three months or less to be cash equivalents. Included in short-term cash investments and certificates of deposit - restricted at December 31, 2000, are four commercial paper investments and one certificate of deposit from LaSalle National Corporation totaling $6,295,000, which mature in January 2001. The commercial paper is considered a held to maturity debt security and, accordingly, is recorded at amortized cost, which approximates market value.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------




6 -  MORTGAGES PAYABLE

     The mortgages payable at December 31, 2000, consist of:


                                                                   OUTSTANDING
                                         ORIGINAL                    BALANCE
                                         PRINCIPAL     MONTHLY     DECEMBER 31,
                                          AMOUNT       PAYMENTS        2000
                                        ----------    ----------    ----------
180 North Michigan, 7.13%
  due monthly to September 1,
  2008 (a)                              $7,300,000    $   49,206    $7,137,693

Naperville Office Court,
  7.13% due monthly to
  August 1, 2008 (b)                     4,500,000        30,337     4,396,729

Highland Park Professional Building,
  8.88% due monthly to
  October 1, 2001 (c)                    1,425,000        12,711     1,297,613

Oak Lawn Square,
  8.03% due monthly to
  May 1, 2009 (d)                          900,000         6,964       882,254

                                                                PRINCIPAL PAYMENTS
                                        --------------------------------------------------------------------------------
                                                          DURING YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------
                                           2001          2002          2003          2004          2005       THEREAFTER
                                        ----------    ----------    ----------    ----------    ----------    ----------
180 North Michigan, 7.13%
  due monthly to September 1,
  2008 (a)                              $   85,364    $   91,653    $   98,406    $  105,656    $  112,842    $6,643,772

Naperville Office Court,
  7.13% due monthly to
  August 1, 2008 (b)                        47,770        51,340        55,176        58,408        63,276     4,120,759

Highland Park Professional Building,
  8.88% due monthly to
  October 1, 2001 (c)                    1,297,613            --            --            --            --            --

Oak Lawn Square,
  8.03% due monthly to
  May 1, 2009 (d)                           11,978        13,102        14,212        15,417        16,609       810,936

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DECEMBER 31, 2000, 1999 AND 1998


                                                                 OUTSTANDING
                                       ORIGINAL                    BALANCE
                                       PRINCIPAL     MONTHLY     DECEMBER 31,
                                        AMOUNT       PAYMENTS        2000
                                     -----------   -----------   -----------
Archer and Central, 7.42% due
  monthly to April 30, 2008 (e)      $ 2,350,000   $    16,303   $ 2,295,942

209 West Jackson,
  8.95% due October 1, 2004 (f)       10,000,000        68,888     9,075,688

Evergreen Commons, 7.88% due
  April 30, 2004 (g)                     530,000         4,516       438,110

Waterfall Plaza, 9.65% due monthly
  to April 1, 2002 (h)                 2,100,000        12,232     2,135,920
                                                                 -----------


       TOTAL                                                      27,659,949


       Fair market value
         acquisition adjustment (h)                                 (396,486)
                                                                 -----------

       TOTAL OUTSTANDING MORTGAGE
         BALANCE                                                 $27,263,463
                                                                 ===========

                                                             PRINCIPAL PAYMENTS
                                     ---------------------------------------------------------------------------------
                                                        DURING YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                         2001          2002          2003          2004          2005      THEREAFTER
                                     -----------   -----------   -----------   -----------   -----------   -----------
Archer and Central, 7.42% due
  monthly to April 30, 2008 (e)      $    23,751   $    25,601   $    27,595   $    29,657   $    31,819   $ 2,157,519

209 West Jackson,
  8.95% due October 1, 2004 (f)           76,795        83,916        91,697     8,823,280            --            --

Evergreen Commons, 7.88% due
  April 30, 2004 (g)                      19,157        20,722        22,416       375,815            --            --

Waterfall Plaza, 9.65% due monthly
  to April 1, 2002 (h)                        --     2,135,920            --            --            --            --
                                     -----------   -----------   -----------   -----------   -----------   -----------


       TOTAL                         $  1,562,428  $ 2,422,254   $   309,502   $ 9,408,233   $   224,546   $13,732,986
                                     ============  ===========  ============   ===========   ===========   ===========

       Fair market value
         acquisition adjustment (h)


       TOTAL OUTSTANDING MORTGAGE
         BALANCE

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


     (a)   A balloon payment of $6,283,329 will be due September 1, 2008.

     (b)   A balloon payment of $3,946,123 will be due August 1, 2008.

     (c)   A balloon payment of $1,265,467 will be due October 1, 2001.

     (d)   A balloon payment of $752,450 will be due May 1, 2009.

     (e)   A balloon payment of $2,088,988 will be due April 30, 2008.

     (f) A balloon payment of $8,823,280 will be due October 1, 2004. The original principal amount of $10,000,000 is divided into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. As of December 31, 2000, $216,866 has been drawn on the second note.

     (g)   A balloon payment of $369,898 will be due April 30, 2004.

     (h) A balloon payment of $2,109,123 will be due April 1, 2002. The balance of the loan reflected in the Partnership's financial statements was adjusted to the fair market value of the property at time of acquisition.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


7 -  RELATED PARTY TRANSACTIONS

     Management and Other Fees

     Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 2000, 1999 and 1998, were $1,424,852, $1,105,123 and $1,028,305, respectively.

     At December 31, 2000 and 1999, $21,743 and $25,638, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

     Professional Fees

     Professional fees paid during the years ended December 31, 2000, 1999 and 1998, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $46,583, $40,244 and $33,343, respectively. For the years ended December 31, 2000, 1999 and 1998, $88,562, $70,348 and $64,401, respectively, were paid to M&J
     Wilkow, Ltd. for services rendered in connection with legal, tax and accounting matters.

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

     Rental Income

     Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $209,920, $199,300 and $175,530 for the years ended December 31, 2000, 1999 and 1998, respectively, under a lease for office space.

     Receivables

     Included in receivables is a $216,866 advance made to M&J Wilkow, Ltd. This advance was made in December of 2000 and was repaid in January of 2001.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


8 -    RENTALS RECEIVABLE UNDER OPERATING LEASES

       Minimum future rentals receivable by the Partnership on noncancelable operating leases as of December 31, 2000, are as follows:

                                Year Ending
                                December 31,                           Total
                                ------------                      -----------
                                     2001                         $ 8,252,000
                                     2002                           7,386,000
                                     2003                           5,963,000
                                     2004                           4,516,000
                                     2005                           4,120,000
                                     Thereafter                     5,223,000
                                                                  -----------

                                        Total                     $35,460,000
                                                                  ===========

9 -    PARTNERS' CAPITAL

       At December 31, 2000, general partner units totaled 7,890 units and the general partners also beneficially owned 3,717 limited partner units.

       At December 31, 1999, general partner units totaled 7,650 units and the general partners also beneficially owned 3,388 limited partner units.

       At December 31, 1998, general partner units totaled 7,650 units and the general partners also beneficially owned 3,388 limited partner units.

10 -   COMMITMENTS AND CONTINGENCIES

       As of December 31, 2000, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke-Weeks Realty Limited Partnership (see Note 3). The facility, due September 1, 2001, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke-Weeks Realty Limited Partnership (see Note 3). As of December 31, 2000, the amount outstanding under this facility is $360,000, consisting of two unsecured letters of credit for $80,000 and $280,000 with General Electric Capital Corporation as beneficiary.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


       As of December 31, 2000 and 1999, the Partnership, through its investment in M&J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit relating to Marketfair North, of which M&J/Retail Limited Partnership is an equity holder.

       As of December 31, 1997, the Partnership, through its investment in M&J/Retail Limited Partnership, had a $600,000 installment note facility from LaSalle National Bank. The note paid interest at the prime rate plus 1% per annum. The outstanding note amount of $207,442 was repaid in full in February 1998. See Note 3 for additional commitments and contingencies.

11 -   SUBSEQUENT EVENTS

       In January 2001, the Partnership made a distribution in the amount of $128,187, or $.75 per unit.

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

       The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

     Name                Position         Age           Other Positions          Relation to Other Officer
     ----                --------         ---           ---------------          -------------------------
Marc R. Wilkow           General          51            General Counsel          Brother of Clifton Wilkow
                         Partner

Clifton J. Wilkow        General          48            None                     Brother of Marc Wilkow
                         Partner

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No general partner holds 5% or more of any of the securities.

          The following limited partners hold 5% or more of the Registrant's total units:

                                               Units Owned      % of Total Units
                                               -----------      ----------------
          William W. Wilkow Marital Trust         18,339             10.73%
          Gisa W. Slonim Irrevocable Trust        11,779              6.89%

     (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 2000:

                                                 Amount
                                           Beneficially Owned           of Owned
                                           ------------------           --------
          General Partnership Units              7,890                    4.48%
          Units of Limited
            Partnership Interest                 3,717                    1.98%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 2000, 1999 and 1998, were $1,424,852, $1,105,123 and $1,028,305, respectively (see Note 7 to
Consolidated Financial Statements).

       Professional fees paid during the years ended December 31, 2000, 1999 and 1998, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $46,583, $40,244 and $33,343, respectively.

       Legal, tax and accounting services rendered in the years ended December 31, 2000, 1999 and 1998, by M&J Wilkow, Ltd. were $88,562, $70,348 and $64,401, respectively.

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

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

         1. The Index to Consolidated Financial Statements is set forth on Page 26

         2. Financial Statement Schedules:                                    Page No.
                                                                              --------
         Independent Auditor's Report                                              27

         Schedule VIII - Valuation and Qualifying Accounts and Reserves,
         Years Ended December 31, 2000, 1999 and 1998                              63

         Schedule X - Supplementary Profit and Loss Information,
         Years Ended December 31, 2000, 1999 and 1998                              64

         Schedule XI - Real Estate and Accumulated Depreciation,
         Year Ended December 31, 2000                                              65

         Notes to Schedule XI                                                      67

         Schedule XIII - Investments in, Equity in Earnings of,
         and Drawings Received From Affiliates and Other Persons,
         Years Ended December 31, 2000, 1999 and 1998                              80

         Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

         3. Exhibits:  See Index to Exhibits on Page 89

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2000.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                 COLUMN B           COLUMN C           COLUMN D           COLUMN E

                                                                                                                         ADDITIONS
                                                BALANCE AT      CHARGED TO                                              BALANCE AT
                                                BEGINNING        PROFIT OR                                                CLOSE OF
                                                 OF YEAR          INCOME             OTHER           DEDUCTIONS            YEAR
                                                -----------     ----------         ---------         ----------           --------
YEAR ENDED DECEMBER 31, 1998

    Reserve for bad debts                       $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

    Reserve for losses on loans                 $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

    Reserve for valuation of investments        $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========


YEAR ENDED DECEMBER 31, 1999

    Reserve for bad debts                       $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

    Reserve for losses on loans                 $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

    Reserve for valuation of investments        $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========


YEAR ENDED DECEMBER 31, 2000

    Reserve for bad debts                       $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

    Reserve for losses on loans                 $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

    Reserve for valuation of investments        $   -           $    -             $   -             $    -             $    -
                                                =========       ==========         =========         ==========         ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION

----------------------------------------------------------------------------------------------


YEARS ENDED DECEMBER 31,                               2000             1999            1998
----------------------------------------------------------------------------------------------
1.  REPAIRS AND MAINTENANCE
      Name of property:
         180 North Michigan                       $    520,494     $    382,422     $   412,461
         Naperville Office Court                        52,586           38,793          51,569
         209 West Jackson                              365,489           67,651           -
         Highland Park Professional Building            40,131           36,788          44,448
         Waterfall Plaza                                21,369           10,773          13,600
         Retail Centers                                 90,680          148,992         146,680
                                                  ------------     ------------     -----------
      TOTAL                                       $  1,090,749     $    685,419     $   668,758
                                                  ============     ============     ===========

2.  DEPRECIATION, DEPLETION AND AMORTIZATION
      OF FIXED AND INTANGIBLE ASSETS
         Depreciation expense                     $  1,570,765     $  1,484,467     $ 1,433,181
         Amortization expense                          678,955          324,741         397,131
                                                  ------------     ------------     -----------

      TOTAL                                        $ 2,249,720     $  1,809,208     $ 1,830,312
                                                  ============     ============     ===========

3.  TAXES, OTHER THAN INCOME TAXES
      Real estate taxes:
         Fairplay Foods                           $      -         $    130,600     $   238,367
         180 North Michigan                            629,889          665,976         601,479
         Naperville Office Court                       102,423          106,175         110,121
         Highland Park Professional Building            53,303           47,526          48,201
         Retail Centers                                690,982        1,111,024       1,133,580
         Waterfall Plaza                               139,204          145,342         134,700
         209 West Jackson                              439,349           60,378           -
                                                  ------------     ------------     -----------
           Total                                     2,055,150        2,267,021       2,266,448
      Florida sales taxes                                -                -               5,965
                                                  ------------     ------------     -----------
      TOTAL                                       $  2,055,150     $  2,267,021     $ 2,272,413
                                                  ============     ============     ===========
4.  MANAGEMENT FEES                               $    800,051     $    734,942     $   683,536
                                                  ============     ============     ===========
5.  RENTS
      Ground rent - 180 North Michigan            $     11,855     $     11,855     $    11,855
                                                  ============     ============     ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION


YEAR ENDED DECEMBER 31, 2000

                                                                               INITIAL COST TO             COST CAPITALIZED
                                                                                   COMPANY              SUBSEQUENT TO ACQUISITION
                                                                         ---------------------------    -------------------------
                                                                                         BUILDINGS
                                                                                            AND                         CARRYING
                                     DESCRIPTION         ENCUMBRANCES        LAND        IMPROVEMENTS    IMPROVEMENTS     COST
                                     -----------         -----------     -----------     ------------    ------------   ----------
Naperville Office Court,              Office
    Naperville, Illinois                Building         $ 4,396,729     $ 1,796,459     $ 3,321,535     $ 2,374,617     $  --
180 North Michigan,                   Office
    Chicago, Illinois                   Building           7,137,693       1,061,120       6,550,000       7,207,515        --
Highland Park Professional Building,  Office
    Highland Park, Illinois             Building (A)       1,297,613         158,000       2,028,750       1,786,303        --
Waterfall Plaza,                      Shopping
    Orland Park, Illinois               Center             1,739,434         317,400       1,165,643         562,940        --
209 West Jackson,                     Office
    Chicago, Illinois                   Building (C)       9,075,688       1,172,490      10,552,406         584,593        --
Three Strip Shopping Centers:
  Oak Lawn Square,                    Shopping
    Oak Lawn, Illinois                  Center (B)           882,254         136,325       1,226,921         224,461        --
  Archer and Central,                 Shopping
    Chicago, Illinois                   Center (B)         2,295,942         267,483       2,407,344         210,202        --
  Evergreen Commons,                  Shopping
    Evergreen Park, Illinois            Center (B)           438,110          70,307         632,760          60,208        --
                                                         -----------     -----------     -----------     -----------     -------
    TOTAL                                                $27,263,463     $ 4,979,584     $27,885,359     $13,010,839     $  --
                                                         ===========     ===========     ===========     ===========     =======

    See Notes 1, 2 and 3 accompanying Schedule XI.

(A) Owned by M&J/Sheridan Limited Partnership; 89%-owned subsidiary of First Wilkow Venture.

(B) Owned by M&J/Retail Limited Partnership; 53%-owned subsidiary of First Wilkow Venture.

(C)  Owned by 209 West Jackson LLC; 71%-owned subsidiary of First Wilkow
     Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEAR ENDED DECEMBER 31, 2000

                                     GROSS AMOUNT AT WHICH CARRIED AT
                                            DECEMBER 31, 2000
                                  ---------------------------------------
                                                 BUILDINGS                                                           LIFE ON WHICH
                                                    AND                      ACCUMULATED     DATE OF        DATE      DEPRECIATION
                                     LAND       IMPROVEMENTS       TOTAL     DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
                                  -----------   ------------    -----------  ------------   ------------   --------  --------------
Naperville Office Court,
   Naperville, Illinois           $ 1,796,459    $ 5,696,152    $ 7,492,611   $ 2,596,206        1980        1986        25 Years
180 North Michigan,
   Chicago, Illinois                1,061,120     13,757,515     14,818,635     8,507,943        1926        1968        35 Years
                                                                                               Renovated
                                                                                                in 1967
Highland Park Professional
   Building,
   Highland Park, Illinois            158,000      3,815,053      3,973,053     1,406,648        1931        1988        30 Years
                                                                                               Renovated
                                                                                                in 1972
Waterfall Plaza,
   Orland Park, Illinois              317,400      1,728,583      2,045,983       312,263        1980        1993        40 Years
209 West Jackson,
   Chicago, Illinois                1,172,490     11,136,999     12,309,489       326,029        1898        1999        40 Years
                                                                                               Renovated
                                                                                                in 1989
Three Strip Shopping Centers:
   Oak Lawn Square,
     Oak Lawn, Illinois               136,325      1,451,382      1,587,707       449,659        1982        1987        40 Years
   Archer and Central,
     Chicago, Illinois                267,483      2,617,546      2,885,029       813,205        1985        1988        40 Years
   Evergreen Commons,
     Evergreen Park, Illinois          70,307        692,968        763,275       207,373        1987        1988        40 Years
                                  -----------    -----------    -----------   -----------

TOTAL                             $ 4,979,584    $40,896,198    $45,875,782   $14,619,326
                                  ===========    ===========    ===========   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                              BALANCE AT                                                                BALANCE
                                             BEGINNING OF        ADDITION                         OTHER CHARGES          AT END
                                                YEAR             AT COST        RETIREMENTS       ADD (DEDUCT)           OF YEAR
                                             ------------     -------------     -----------       --------------       ----------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 2000

Naperville Office Court,
   Naperville, Illinois                       $ 5,580,284      $   115,868      $      --            $   --            $ 5,696,152

180 North Michigan,
   Chicago, Illinois                           13,400,521          370,927           13,933              --             13,757,515

Highland Park Professional Building,
   Highland Park, Illinois                      3,710,444          108,302            3,693              --              3,815,053

Waterfall Plaza,
   Orland Park, Illinois                        1,728,583             --               --                --              1,728,583

209 West Jackson,
   Chicago, Illinois                           10,601,774          535,225             --                --             11,136,999

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
Nine Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $ 4,175,701        $   22,063        $ 4,197,764        $   --          $      --

   Oak Lawn Square,
      Oak Lawn, Illinois                      1,445,442             5,940               --              --            1,451,382

   Broadway Festival,
      Chicago, Illinois                       2,880,458            37,230          2,917,688            --                 --

   Irving and Kimball,
      Chicago, Illinois                       1,787,318              --            1,787,318            --                 --

   Melrose and Kimball,
      Chicago, Illinois                       1,396,752              --            1,396,752            --                 --

   Archer and Central,
      Chicago, Illinois                       2,617,546              --                 --              --            2,617,546

   Evergreen Commons,
      Evergreen Park, Illinois                  692,968              --                 --              --              692,968

   Diversey and Sheffield,
      Chicago, Illinois                       1,903,035              --            1,903,035            --                 --

   Harlem and North Shopping Center,
      Oak Park, Illinois                      2,977,596              --            2,977,596            --                 --
                                            -----------        ----------        -----------        --------        -----------

   TOTAL                                    $54,898,422        $1,195,555        $15,197,779        $   --          $40,896,198
                                            ===========        ==========        ===========        ========        ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1999

Fairplay Foods,
   Chicago, Illinois                        $ 1,562,842        $      --          $1,562,842        $   --          $      --

Naperville Office Court,
   Naperville, Illinois                       5,532,583             47,701              --              --            5,580,284

180 North Michigan,
   Chicago, Illinois                         12,877,269            983,838           460,586            --           13,400,521

Highland Park Professional Building,
   Highland Park, Illinois                    3,693,350             17,094              --              --            3,710,444

Waterfall Plaza,
   Orland Park, Illinois                      1,672,320             56,263              --              --            1,728,583

209 West Jackson,
   Chicago, Illinois                               --           10,601,774              --              --           10,601,774

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $ 3,966,292        $   209,409        $     --          $   --          $ 4,175,701

   Oak Lawn Square,
      Oak Lawn, Illinois                      1,433,329             12,113              --              --            1,445,442

   Broadway Festival,
      Chicago, Illinois                       3,445,751              9,975           575,268            --            2,880,458

   Irving and Kimball,
      Chicago, Illinois                       1,787,318               --                --              --            1,787,318

   Melrose and Kimball,
      Chicago, Illinois                       1,396,752               --                --              --            1,396,752

   Archer and Central,
      Chicago, Illinois                       2,617,546               --                --              --            2,617,546

   Evergreen Commons,
      Evergreen Park, Illinois                  678,793             14,175              --              --              692,968

   111th and Western,
      Chicago, Illinois                         754,896               --             754,896            --                 --

   Diversey and Sheffield,
      Chicago, Illinois                       2,359,026              8,809           464,800            --            1,903,035

   Harlem and North Shopping Center,
      Oak Park, Illinois                      2,977,596               --                --              --            2,977,596
                                            -----------        -----------        ----------        --------        -----------

   TOTAL                                    $46,755,663        $11,961,151        $3,818,392        $   --          $54,898,422
                                            ===========        ===========        ==========        ========        ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------     ------------       ------------       ---------
BUILDINGS AND IMPROVEMENTS -
YEAR ENDED DECEMBER 31, 1998

23 East Flagler - Department Store,
   Miami, Florida                           $   783,469        $   --          $783,469            $   --           $    --

Fairplay Foods,
   Chicago, Illinois                          1,562,842            --              --                  --            1,562,842

Naperville Office Court,
   Naperville, Illinois                       5,332,777         199,806            --                  --            5,532,583

180 North Michigan,
   Chicago, Illinois                         12,690,030         414,387         227,148                --           12,877,269

Freeport Office,
   Dallas, Texas                                   --              --              --                  --                --

Highland Park Professional Building,
   Highland Park, Illinois                    3,646,185          47,165            --                  --            3,693,350

Waterfall Plaza,
   Orland Park, Illinois                      1,672,320            --              --                  --            1,672,320

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------     ------------       ------------       ---------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $ 3,966,292        $   --          $     --          $   --             $ 3,966,292

   Oak Lawn Square,
      Oak Lawn, Illinois                      1,394,843          38,486              --              --               1,433,329

   Broadway Festival,
      Chicago, Illinois                       3,358,499          87,252              --              --               3,445,751

   Irving and Kimball,
      Chicago, Illinois                       1,782,999           4,319              --              --               1,787,318

   Melrose and Kimball,
      Chicago, Illinois                       1,396,752            --                --              --               1,396,752

   Archer and Central,
      Chicago, Illinois                       2,617,546            --                --              --               2,617,546

   Evergreen Commons,
      Evergreen Park, Illinois                  652,760          26,033              --              --                 678,793

   111th and Western,
      Chicago, Illinois                         754,896            --                --              --                 754,896

   Diversey and Sheffield,
      Chicago, Illinois                       2,307,879          51,147              --              --               2,359,026

   Harlem and North Shopping Center,
      Oak Park, Illinois                      2,942,155          35,441              --              --               2,977,596
                                            -----------        --------        ----------        --------           -----------

   TOTAL                                    $46,862,244        $904,036        $1,010,617        $   --             $46,755,663
                                            ===========        ========        ==========        ========           ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------     ------------       ------------       ---------
YEAR ENDED DECEMBER 31, 2000

Naperville Office Court,
 Naperville, Illinois                       $ 2,371,852        $224,354        $     --          $   --             $ 2,596,206

180 North Michigan,
 Chicago, Illinois                            8,018,333         503,544            13,934            --               8,507,943

Highland Park Professional Building,
 Highland Park, Illinois                      1,273,228         133,420              --              --               1,406,648

Waterfall Plaza,
 Orland Park, Illinois                          269,048          43,215              --              --                 312,263

209 West Jackson,
 Chicago, Illinois                               54,960         271,069              --              --                 326,029

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
Nine Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $ 1,256,411        $ 92,425        $1,348,836          $   --            $      --

   Oak Lawn Square,
      Oak Lawn, Illinois                        413,524          36,135              --                --                449,659

   Broadway Festival,
      Chicago, Illinois                         856,421          45,327           901,748              --                   --

   Irving and Kimball,
      Chicago, Illinois                         491,890          18,536           510,426              --                   --

   Melrose and Kimball,
      Chicago, Illinois                         410,299          14,548           424,847              --                   --

   Archer and Central,
      Chicago, Illinois                         747,767          65,438              --                --                813,205

   Evergreen Commons,
      Evergreen Park, Illinois                  190,048          17,325              --                --                207,373

   Diversey and Sheffield,
      Chicago, Illinois                         507,551          32,176           539,727              --                   --

   Harlem and North Shopping Center,
      Oak Park, Illinois                        470,019          68,271           538,290              --                   --
                                            -----------        --------        ----------          --------          -----------

   TOTAL                                    $17,331,351        $1,565,783      $4,277,808          $   --            $14,619,326
                                            ===========        ========        ==========          ========          ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
    DURING EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
YEAR ENDED DECEMBER 31, 1999

Fairplay Foods,
 Chicago, Illinois                          $ 1,562,842        $   --          $1,562,842          $   --            $      --

Naperville Office Court,
 Naperville, Illinois                         2,152,479         219,373              --                --              2,371,852

180 North Michigan,
 Chicago, Illinois                            7,965,439         513,480           460,586              --              8,018,333

Highland Park Professional Building,
 Highland Park, Illinois                      1,144,526         128,702              --                --              1,273,228

Waterfall Plaza,
 Orland Park, Illinois                          226,512          42,536              --                --                269,048

209 West Jackson,
 Chicago, Illinois                                 --            54,960              --                --                 54,960

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $ 1,156,943        $ 99,468        $     --            $   --            $ 1,256,411

   Oak Lawn Square,
      Oak Lawn, Illinois                        377,441          36,083              --                --                413,524

   Broadway Festival,
      Chicago, Illinois                         949,849          75,555           168,983              --                856,421

   Irving and Kimball,
      Chicago, Illinois                         447,207          44,683              --                --                491,890

   Melrose and Kimball,
      Chicago, Illinois                         375,380          34,919              --                --                410,299

   Archer and Central,
      Chicago, Illinois                         682,328          65,439              --                --                747,767

   Evergreen Commons,
      Evergreen Park, Illinois                  173,004          17,044              --                --                190,048

   111th and Western,
      Chicago, Illinois                         186,730          18,872           205,602              --                   --

   Diversey and Sheffield,
      Chicago, Illinois                         575,953          50,703           119,105              --                507,551

   Harlem and North Shopping Center,
      Oak Park, Illinois                        395,579          74,440              --                --                470,019
                                            -----------        --------        ----------          --------          -----------

   TOTAL                                    $18,372,212        $1,476,257      $2,517,118          $   --            $17,331,351
                                            ===========        ========        ==========          ========          ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2 -   RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
      DURING EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
YEAR ENDED DECEMBER 31, 1998

23 East Flagler - Department Store,
 Miami, Florida                             $   695,759        $   --          $  695,759          $   --            $      --

Fairplay Foods,
 Chicago, Illinois                            1,562,842            --                --                --              1,562,842

Naperville Office Court,
 Naperville, Illinois                         1,936,004         216,475              --                --              2,152,479

180 North Michigan,
 Chicago, Illinois                            7,688,546         504,041           227,148              --              7,965,439

Freeport Office,
 Dallas, Texas                                     --              --                --                --                   --

Highland Park Professional Building,
 Highland Park, Illinois                      1,016,901         127,625              --                --              1,144,526

Waterfall Plaza,
 Orland Park, Illinois                          184,704          41,808              --                --                226,512

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            BALANCE AT                                                                BALANCE
                                           BEGINNING OF         ADDITION                          OTHER CHARGES        AT END
                                              YEAR                AT COST      RETIREMENTS         ADD (DEDUCT)       OF YEAR
                                           ------------        -----------      -----------       ------------       ---------
Ten Strip Shopping Centers:

   Oak Lawn Promenade,
      Oak Lawn, Illinois                    $ 1,057,786        $ 99,157        $     --            $   --            $ 1,156,943

   Oak Lawn Square,
      Oak Lawn, Illinois                        342,188          35,253              --                --                377,441

   Broadway Festival,
      Chicago, Illinois                         864,757          85,092              --                --                949,849

   Irving and Kimball,
      Chicago, Illinois                         402,598          44,609              --                --                447,207

   Melrose and Kimball,
      Chicago, Illinois                         340,461          34,919              --                --                375,380

   Archer and Central,
      Chicago, Illinois                         616,889          65,439              --                --                682,328

   Evergreen Commons,
      Evergreen Park, Illinois                  156,487          16,517              --                --                173,004

   111th and Western,
      Chicago, Illinois                         167,858          18,872              --                --                186,730

   Diversey and Sheffield,
      Chicago, Illinois                         517,402          58,551              --                --                575,953

   Harlem and North Shopping Center,
      Oak Park, Illinois                        321,222          74,357              --                --                395,579
                                            -----------        --------        ----------          --------          -----------

   TOTAL                                    $17,872,404        $1,422,715      $  922,907          $   --            $18,372,212
                                            ===========        ========        ==========          ========          ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3  -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES


                                                                BUILDINGS
                                                                  AND
                                                 LAND          IMPROVEMENTS
                                             -----------       ------------
                                                                   (A)
First Wilkow Venture:
   180 North Michigan                         $1,080,374        $ 5,441,559
   Naperville Office Court                       301,349          1,961,763
   Waterfall Plaza                               243,321            562,816
                                              ----------        -----------

     Subtotal                                  1,625,044          7,966,138
                                              ----------        -----------

Subsidiaries:
   209 West Jackson                            1,581,844          7,591,338
   Highland Park Professional Building           158,000          2,624,959
   Three Strip Shopping Centers:
     Oak Lawn Square                             136,325          1,001,735
     Archer and Central                          267,483          1,804,334
     Evergreen Commons                            70,307            485,594
                                              ----------        -----------

     Subtotal                                  2,213,959         13,507,960
                                              ----------        -----------

     Total Consolidated                       $3,839,003        $21,474,098
                                              ==========        ===========


(A)      Net of accumulated depreciation

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



YEAR ENDED DECEMBER 31, 2000:



COLUMN A                                        COLUMN B        COLUMN C                       COLUMN D                   COLUMN E
--------                                        --------       --------                       -----------                 --------

                                                BALANCE AT       ADDITIONS                     DEDUCTIONS                  BALANCE
                                               BEGINNING OF  -------------------     ---------------------------------     AT END
                                                   YEAR      INCOME       OTHER       LOSS          DRAWS        OTHER     OF YEAR
                                                -----------  ------    --------      --------      --------     --------  ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD

   Registrant:
    L-C Office Partnership IV                  $  295,855    $ --      $     --         $ 81,440    $   --      $ --      $  214,415
    M&J/Westwood Limited Partnership                 --        --            --             --          --        --            --
    M&J/Grove Limited Partnership                 642,164      --            --           63,280      11,772      --         567,112
    Rosemont 28 Limited Partnership               564,512      --            --            2,864        --        --         561,648
    TOP Investors Limited Partnership                --        --            --             --          --        --            --
    Arlington LLC (C)                           1,496,000      --            --           71,830      83,519      --       1,340,651
    M&J/Prospect Crossing Limited
        Partnership                                  --        --         530,000(A)       6,686      20,670      --         502,644
                                               ----------    ------    ----------       --------    --------    ------    ----------

         Total Registrant                       2,998,531      --         530,000        226,100     115,961      --       3,186,470

   M&J/Crossroads Limited Partnership (B)            --        --            --             --          --        --            --
   M&J/Clarkfair Limited Partnership (B)(D)       415,000      --            --             --        91,775      --         323,225
   M&J/Prospect Crossing Limited
      Partnership (B)                                --        --         500,000(A)       6,311      19,500      --         474,189
   Fulcrum, LLC (B)                                  --        --       1,133,750(A)      72,489        --        --       1,061,261
                                               ----------    ------    ----------       --------    --------    ------    ----------

TOTAL INVESTMENTS - EQUITY METHOD              $3,413,531    $ --      $2,163,750       $304,900    $227,236    $ --      $5,045,145
                                               ==========    ======    ==========       ========    ========    ======    ==========


(A)      New investment.

(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

(C)      Includes investments by the Registrant and M&J/Retail Limited
         Partnership.

(D)      Investment was accounted for under the cost method in prior years.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


YEAR ENDED DECEMBER 31, 2000:

     COLUMN A                                     COLUMN B        COLUMN C                     COLUMN D                   COLUMN E
     --------                                     --------       --------                     -----------                 --------

                                                BALANCE AT       ADDITIONS                     DEDUCTIONS                  BALANCE
                                               BEGINNING OF  -------------------     ---------------------------------     AT END
                                                   YEAR      INCOME       OTHER       LOSS          DRAWS        OTHER     OF YEAR
                                                -----------  ------    --------      --------      --------     --------  ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE COST METHOD

  Registrant:
   M&J/Eden Prairie Limited Partnership        $  140,174    $16,518   $     --         $--       $ 16,518      $--     $  140,174
   Duke-Weeks Realty Limited Partnership          235,654    79,074          --          --         79,074       --        235,654
   North LaSalle Street Limited Partnership          --        --            --          --           --         --           --
   First Candlewick Associates                    125,950     6,930          --          --          6,930       --        125,950
   Second Wilkow Venture                           64,813     4,925          --          --          4,925       --         64,813
   Wilkow/Retail Partners Limited Partnership       2,799       218          --          --            218       --          2,799
   Lake Cook Office Development IV                  2,068      --            --          --           --         --          2,068
   M&J/Hotel Investors Limited Partnership        200,000    24,000          --          --         24,000       --        200,000
   M&J/Mid Oak Limited Partnership                 70,000     6,300          --          --          6,300       --         70,000
   Mid Oak Plaza LLC                                   10      --            --          --           --         --             10
   M&J/NCT Louisville LP                          300,000    33,750          --          --         33,750       --        300,000
   M&J/LaSalle Limited Partnership                  6,480      --            --          --           --         --          6,480
   Wilkow/Grove Limited Partnership                  --        --            --          --           --         --           --
   Wilkow/Metro Partners Limited
      Partnership                                    --        --            --          --           --         --           --
   M&J/Clark Street, LLC                             --       6,953       577,000(B)     --          6,953       --        577,000
                                               ----------    ------    ----------       -----     --------      -----   ----------

        Total Registrant                        1,147,948    178,668      577,000        --        178,668       --      1,724,948
  Northlake Tower Limited Partnership (A)         750,000    120,349         --          --        120,349       --        750,000
  Yorkshire Plaza Investors, LLC (A)                 --        --         243,000(B)     --           --         --        243,000
                                               ----------    ------    ----------       -----     --------      -----   ----------

TOTAL INVESTMENTS - COST METHOD                $1,897,948    $299,017  $  820,000       $--       $299,017      $--     $2,717,948
                                               ==========    ======    ==========       =====     ========      =====   ==========


(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

(B)      New investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS




YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



YEAR ENDED DECEMBER 31, 1999:

     COLUMN A                                     COLUMN B        COLUMN C                     COLUMN D                   COLUMN E
     --------                                     --------       --------                     -----------                 --------

                                                BALANCE AT       ADDITIONS                     DEDUCTIONS                  BALANCE
                                               BEGINNING OF  -------------------     ---------------------------------     AT END
                                                   YEAR      INCOME       OTHER       LOSS          DRAWS        OTHER     OF YEAR
                                                -----------  ------    --------      --------      --------     --------  ---------

INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
   Registrant:
    L-C Office Partnership IV                $  235,476    $  9,736    $   60,379(A)  $  --     $  9,736        $--       $ 295,855
    Realdal Venture                                --          --            --          --           --         --             --
    M&J/Westwood Limited Partnership               --          --            --          --           --         --             --
    XXI Office Plaza Associates                 509,007     561,557(C)       --         59,579      13,485      997,500         --
    M&J/Quorum Associates                          --          --            --          --           --         --             --
    Hawdel Limited Partnership                     --          --            --          --           --         --             --
    M&J/Grove Limited Partnership               514,047     139,888          --          --         11,771       --          642,164
    Rosemont 28 Limited Partnership             559,124        --           8,251(A)    2,863         --         --          564,512
    First Ron Venture                              --          --            --          --           --         --             --
    TOP Investors Limited Partnership              --          --            --          --           --                        --
    Arlington LLC (D)                              --          --       1,576,000(A)    80,000        --         --        1,496,000
                                             ----------    --------    ----------       -----     --------      -----     ----------

      Total Registrant                        1,817,654     711,181     1,644,630       142,442     34,992      997,500    2,998,531

   M&J/Crossroads Limited Partnership (B)          --          --            --          --           --         --           --
                                             ----------    --------    ----------       -----     --------      -----     ----------

TOTAL INVESTMENTS - EQUITY METHOD            $1,817,654    $711,181    $1,644,630      $142,442  $ 34,992      $997,500   $2,998,531
                                             ==========    ========    ==========      ========  ========      ========   ==========

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


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


YEAR ENDED DECEMBER 31, 1999:

     COLUMN A                                     COLUMN B        COLUMN C                     COLUMN D                   COLUMN E
     --------                                     --------       --------                     -----------                 --------

                                                BALANCE AT       ADDITIONS                     DEDUCTIONS                  BALANCE
                                               BEGINNING OF  -------------------     ---------------------------------     AT END
                                                   YEAR      INCOME       OTHER       LOSS          DRAWS        OTHER     OF YEAR
                                                -----------  ------    --------      --------      --------     --------  ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
   FOR BY THE COST METHOD
   Registrant:
     M&J/Eden Prairie Limited Partnership      $ 64,000    $ 10,400    $ 76,174(B)   $   --       $ 10,400      $--     $  140,174
     Duke-Weeks Realty Limited Partnership      235,654      72,578          --          --         72,578       --        235,654
     Metro Class A Investors Limited
       Partnership                                 --          --            --          --           --         --           --
     Park 100 Equity Investors Limited
       Partnership                                 --          --            --          --           --         --           --
     Park 100 Mortgage Investors Limited
       Partnership                                 --          --            --          --           --         --           --
     M&J/Largo Limited Partnership                 --          --            --          --           --         --           --
     North LaSalle Street Limited Partnership      --          --            --          --           --         --           --
     Second Daltex Venture                         --          --            --          --           --         --           --
     21st M&J Venture                            99,900        --            --         4,900         --        95,000        --
     222 Fee Associates                           6,728        --            --           623        6,105       --           --
     5601 N. Sheridan Associates                 29,916       5,040          --          --         34,956       --           --
     First Candlewick Associates                125,950       6,600          --          --          6,600       --        125,950
     M&J/Two Market Associates                     --          --            --          --           --         --           --
     Orhow Associates                            70,000        --            --         3,500         --        66,500        --
     Second Wilkow Venture                       64,813       6,304          --          --          6,304       --         64,813
     Wilkow/Retail Partners Limited
      Partnership                                 2,799         180          --          --            180       --          2,799
     544 Arizona Associates                        --          --            --          --           --         --           --
     Lake Cook Office Development IV              1,646          78         422(B)       --             78       --          2,068
     M&J/Hotel Investors Limited Partnership    200,000      24,000          --          --         24,000       --        200,000
     M&J/Mid Oak Limited Partnership             70,000       6,300          --          --          6,300       --         70,000
     Mid Oak Plaza LLC                               10        --            --          --           --         --             10
     M&J/NCT Louisville LP                         --          --        300,000         --           --         --        300,000

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



     YEAR ENDED DECEMBER 31, 1999:

     COLUMN A                                     COLUMN B        COLUMN C                     COLUMN D                   COLUMN E
     --------                                     --------       --------                     -----------                 --------

                                                BALANCE AT       ADDITIONS                     DEDUCTIONS                  BALANCE
                                               BEGINNING OF  -------------------     ---------------------------------     AT END
                                                   YEAR      INCOME       OTHER       LOSS          DRAWS      OTHER       OF YEAR
                                                -----------  ------    --------      --------      --------   -------     ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued
    Registrant:
        Fifth Arizona Associates             $     --      $   --      $     --         $--       $   --       $--      $     --
        Fifth Orlando Associates                   --          --            --          --           --        --            --
        Monterey Village Associates                --          --            --          --           --        --            --
        Pre-Vest Associates                        --          --            --          --           --        --            --
        Seventh M&J Associates                     --          --            --          --           --        --            --
        First Apollo Associates                    --          --            --          --           --        --            --
        M&J/LaSalle Limited Partnership           6,480        --            --          --           --        --           6,480
        Wilkow/Grove Limited Partnership           --          --            --          --           --        --            --
        Wilkow/Metro Partners Limited
           Partnership                             --          --            --          --           --        --            --
                                             ----------    --------    ----------       -----     --------     -----    ----------

           Total Registrant                     977,896     131,480       376,596       9,023      167,501   161,500     1,147,948

    M&J/Clarkfair Limited Partnership (A)       415,000        --            --  (B)     --           --        --         415,000
    Northlake Tower Limited Partnership (A)     750,000      90,654          --          --         90,654      --         750,000
                                             ----------    --------    ----------       -----     --------     -----    ----------


TOTAL INVESTMENTS - COST METHOD              $2,142,896    $222,134    $  376,596       $9,023    $258,155   $161,500   $2,312,948
                                             ==========    ========    ==========       =====     ========   ========   ==========


(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

(B)      Additional investment.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



YEAR ENDED DECEMBER 31, 1998:

     COLUMN A                                   COLUMN B        COLUMN C                      COLUMN D                   COLUMN E
     --------                                   --------       --------                      -----------                 --------

                                              BALANCE AT       ADDITIONS                      DEDUCTIONS                  BALANCE
                                             BEGINNING OF  --------------------     ----------------------------------    AT END
                                                 YEAR      INCOME        OTHER        LOSS          DRAWS        OTHER     OF YEAR
                                              -----------  ------     --------      ---------      --------     --------  ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD

   Registrant:
    L-C Office Partnership IV                $  175,097    $  6,085    $   60,379(A)     $--       $  6,085      $--     $  235,476
    Realdal Venture                                --          --            --           --           --         --           --
    M&J/Westwood Limited Partnership               --          --            --           --           --         --           --
    XXI Office Plaza Associates                 471,471      37,536          --           --           --         --        509,007
    M&J/Quorum Associates                          --          --            --           --           --         --           --
    Hawdel Limited Partnership                     --          --            --           --           --         --           --
    M&J/Grove Limited Partnership               557,023        --            --          31,204      11,772       --        514,047
    Rosemont 28 Limited Partnership             558,092        --           3,896(A)     2,864         --         --        559,124
    First Ron Venture                              --          --            --           --           --         --           --
    TOP Investors Limited Partnership              --          --            --           --           --         --           --
                                             ----------    --------    ----------        -----     --------      -----   ----------

      Total Registrant                        1,761,683      43,621        64,275        34,068      17,857       --      1,817,654

   M&J/Crossroads Limited Partnership (B)       217,673     283,394          --           --        501,067                    --
                                             ----------    --------    ----------        -----     --------      -----   ----------


TOTAL INVESTMENTS - EQUITY METHOD            $1,979,356    $327,015    $   64,275        $34,068   $518,924      $--     $1,817,654
                                             ==========    ========    ==========        =====     ========      =====   ==========

(A)      Additional investment.

(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

YEAR ENDED DECEMBER 31, 1998:

     COLUMN A                                     COLUMN B        COLUMN C                     COLUMN D                  COLUMN E
     --------                                     --------       --------                     -----------                --------

                                                BALANCE AT       ADDITIONS                     DEDUCTIONS               BALANCE
                                               BEGINNING OF  -------------------     --------------------------------   AT END
                                                   YEAR      INCOME       OTHER       LOSS        DRAWS        OTHER    OF YEAR
                                                -----------  ------    --------      --------    --------     -------   --------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

  Registrant:
    M&J/Eden Prairie Limited Partnership       $     --    $  5,327    $ 64,000 (B)   $  --       $  5,327      $--     $   64,000
    Duke-Weeks Realty Limited Partnership       235,654      64,643          --          --         64,643       --        235,654
    Metro Class A Investors Limited
      Partnership                                  --          --            --          --           --         --           --
    Park 100 Equity Investors Limited
      Partnership                                  --          --            --          --           --         --           --
    Park 100 Mortgage Investors Limited
      Partnership                                  --          --            --          --           --         --           --
    M&J/Largo Limited Partnership                  --          --                        --           --         --           --
    North LaSalle Street Limited Partnership       --          --            --          --           --         --           --
    Second Daltex Venture                          --          --            --          --           --         --           --
    21st M&J Venture                             99,900        --            --          --           --         --         99,900
    222 Fee Associates                            6,728         392          --          --            392       --          6,728
    5601 N. Sheridan Associates                  29,916       1,008          --          --          1,008       --         29,916
    First Candlewick Associates                 125,950       6,600          --          --          6,600       --        125,950
    M&J/Two Market Associates                      --          --            --          --           --         --           --
    Orhow Associates                             70,000        --            --          --           --         --         70,000
    Second Wilkow Venture                        64,813       5,418          --          --          5,418       --         64,813
    Wilkow/Retail Partners Limited
      Partnership                                 2,799         165          --          --            165       --          2,799
    544 Arizona Associates                         --          --            --          --           --         --           --
    Lake Cook Office Development IV               1,224          49         422 (B)      --             49       --          1,646
    M&J/Hotel Investors Limited Partnership     200,000      22,734          -- (B)      --         22,734       --        200,000
    M&J/Mid Oak Limited Partnership              70,000      11,127          -- (B)      --         11,127       --         70,000
    Mid Oak Plaza LLC                              --          --            10 (B)      --           --         --             10

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     YEAR ENDED DECEMBER 31, 1998:

     COLUMN A                                   COLUMN B        COLUMN C                       COLUMN D                   COLUMN E
     --------                                   --------       --------                       -----------                 --------

                                              BALANCE AT       ADDITIONS                       DEDUCTIONS                  BALANCE
                                             BEGINNING OF  -------------------       ---------------------------------     AT END
                                                 YEAR      INCOME       OTHER         LOSS          DRAWS        OTHER     OF YEAR
                                              -----------  ------    --------        --------      --------     --------  ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

    Registrant:
        Fifth Arizona Associates             $     --      $   --      $     --         $--       $   --        $--     $     --
        Fifth Orlando Associates                   --          --            --          --           --         --           --
        Monterey Village Associates                --          --            --          --           --         --           --
        Pre-Vest Associates                        --          --            --          --           --         --           --
        Seventh M&J Associates                     --          --            --          --           --         --           --
        First Apollo Associates                    --          --            --          --           --         --           --
        M&J/LaSalle Limited Partnership           6,480        --            --          --           --         --          6,480
        Wilkow/Grove Limited Partnership           --          --            --          --           --         --           --
        Wilkow/Metro Partners Limited
           Partnership                             --          --            --          --           --         --           --
                                             ----------    --------    ----------       -----     --------      -----   ----------

           Total Registrant                     913,464     117,463        64,432        --        117,463       --        977,896

    M&J/Clarkfair Limited Partnership (A)          --          --         415,000(B)     --           --         --        415,000
    Northlake Tower Limited Partnership (A)     750,000     107,887          --          --        107,887       --        750,000
                                             ----------    --------    ----------       -----     --------      -----   ----------
TOTAL INVESTMENTS - COST METHOD              $1,663,464    $225,350    $  479,432       $--       $225,350      $--     $2,142,896
                                             ==========    ========    ==========       =====     ========      =====   ==========

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

                                     FIRST WILKOW VENTURE

                                     By:  /s/ Marc R. Wilkow
                                          -------------------------------------
                                          Marc R. Wilkow, General Partner and
                                          President of M&J Wilkow, Ltd., its
                                          Managing Agent

DATED: March 24, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 24, 2001.

                                    /s/ Clifton J. Wilkow
                                    -------------------------------------------
                                    Clifton J. Wilkow, General Partner and
                                    Executive Vice President of
                                    M&J Wilkow, Ltd.


                                    /s/ Thomas Harrigan
                                    -------------------------------------------
                                    Thomas Harrigan, Senior Vice President of
                                    M&J Wilkow, Ltd.

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