Form 10-Q
period 2001-03-31
FIRST WILKOW VENTURE
filed 2001-05-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934

        For the quarterly period ended March 31, 2001

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934

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


See accountant's report

                         Independent Accountant's Report


To the Partners
First Wilkow Venture


We have reviewed the accompanying consolidated balance sheet of First Wilkow Venture (the "Partnership") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the management of the Partnership.

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

The accompanying consolidated balance sheet for the year ended December 31, 2000, was audited by us, and we expressed an unqualified opinion on it in our report dated February 14, 2001, but we have not performed any auditing procedures since that date.



PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
May 4, 2001

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                          March 31,
                                                            2001            December 31,
                                                         (Unaudited)           2000
                                                       --------------      -------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
       Land                                               $4,979,584         $4,979,584
       Buildings and Improvements                         41,212,246         40,896,198
       Fixtures and Equipment                                 47,440             47,379
                                                       --------------      -------------
                    Total                                 46,239,270         45,923,161
       Less-Accumulated Depreciation                      14,995,970         14,658,850
                                                       --------------      -------------
                    Net Real Estate                       31,243,300         31,264,311
Investments in Real Estate Partnerships                    7,694,907          7,763,093
                                                       --------------      -------------
                    Total                                 38,938,207         39,027,404
                                                       --------------      -------------

LOANS RECEIVABLE                                             818,087            818,087
                                                       --------------      -------------

OTHER ASSETS
       Cash                                                  257,372            147,773
       Short-term cash investments                         5,050,230          6,045,230
       Short-term cash investments - Restricted              250,000            250,000
       Receivable                                            672,343            963,734
       Prepaid Expenses                                        6,306              6,306
       Deposits                                            1,483,367          1,354,975
       Deferred Charges                                    1,171,797          1,111,419
                                                       --------------      -------------
                    Total                                  8,891,415          9,879,437
                                                       --------------      -------------

                    TOTAL ASSETS                         $48,647,709        $49,724,928
                    ------------                       ==============      =============

                    LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
       Mortgages Payable                                 $27,179,321           $27,263,463
       Notes Payable                                          11,027                11,027
                                                        -------------       ---------------
                    Total                                 27,190,348            27,274,490
                                                        -------------       ---------------

OTHER LIABILITIES
       Accounts Payable and Accrued Expenses                 214,292               187,058
       Accrued Property Taxes                              1,778,991             1,684,458
       Deferred State Income Taxes                           200,000               200,000
       Security Deposits and Prepaid Rent                    628,888               561,930
       Accrued Interest                                       11,749                14,992
                                                        -------------       ---------------
                    Total                                  2,833,920             2,648,438
                                                        -------------       ---------------

MINORITY INTEREST                                          2,802,120             4,000,074
                                                        -------------       ---------------

PARTNERS' CAPITAL (170,916 units authorized and issued)   15,821,321            15,801,926
                                                        -------------       ---------------

       TOTAL LIABILITIES AND PARTNERS' CAPITAL           $48,647,709           $49,724,928
                                                         =============       ===============

Note: Balance Sheet at 12/31/00 taken from the audited financial statements at that date.

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                           Three Months
                                                                          Ended March 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
REVENUES
     Rental Income                                                $2,449,811        $3,147,645
     Interest Income                                                  19,487            79,860
     Gain on disposal of real estate and other revenue                92,589            50,264
                                                                 ------------      ------------
                                                                   2,561,887         3,277,769
                                                                 ------------      ------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
     Share of Net Income                                             155,319            86,323
                                                                 ------------      ------------

EXPENSES
     Operating Expenses                                            1,122,439         1,070,204
     Real Estate Taxes                                               437,760           613,194
     Depreciation and Amortization                                   409,034           506,870
     Interest Expense                                                550,559           773,932
     General and Administrative                                       42,473            42,571
                                                                 ------------      ------------
                                                                   2,562,265         3,006,771
                                                                 ------------      ------------

INCOME  BEFORE MINORITY
     INTEREST                                                        154,941           357,321

MINORITY INTEREST IN
     SUBSIDIARIES' NET  INCOME/LOSS                                   (7,359)          (78,300)
                                                                 ------------      ------------

NET INCOME                                                          $147,582          $279,021
                                                                 ============      ============


UNITS USED TO COMPUTE PER UNIT AMOUNTS                               170,916           170,916

NET INCOME PER UNIT                                                    $0.86             $1.63
                                                                 ============      ============

DISTRIBUTION PER UNIT                                                  $0.75             $0.50
                                                                 ============      ============


See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                           2001            2000
                                                                       ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                $147,582         $279,021

Noncash Items Included in Net Income:

          Depreciation and Amortization                                    409,034          506,870
          Increase (Decrease) in Net Payable and Accrued Expense           348,482          (30,932)
          Share of Partnership's Net Income                               (155,319)         (86,323)
                                                                       ------------     ------------

Net Cash Provided by Operating Activities                                  749,779          668,636
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

          Partnership Investment Draws                                     223,506           72,794
          Investment in Land and Buildings                                (316,109)        (276,752)
          Investment in Partnerships                                             0       (1,380,000)
          Increase (Decrease) in Minority Interest                      (1,197,954)          30,048
          Investment in Deferred Charges                                  (132,292)         (41,772)
                                                                       ------------     ------------

Net Cash Used by Investing Activities                                   (1,422,849)      (1,595,682)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

          Increase (Decrease) in Mortgage and Notes Payable                      0          328,309
          Cash Distribution to Partners                                   (128,187)         (85,458)
          Mortgage Principal Payments                                      (84,144)        (100,751)
                                                                       ------------     ------------

Net Cash Provided (Used) by Financing Activities                          (212,331)         142,100
                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           (885,401)        (784,946)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                               6,193,003        4,039,846
                                                                       ------------     ------------

CASH AND EQUIVALENTS - END OF PERIOD                                    $5,307,602       $3,254,900
                                                                       ============     ============

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001




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

      Certain amounts at March 31, 2000 have been reclassified to conform to the presentation at March 31, 2001.

      Reference is made to the Registrant's annual report for the year ended December 31, 2000, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 -   Subsequent Events

      On April 10, 2001, the Registrant made a distribution to its partners in the amount of $683,664.00, or $4.00 per unit, based on 170,916 units outstanding at March 31, 2001.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 2001


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2000, for a discussion of the Registrant's business.

         On January 10, 2001, the Registrant made a distribution to its partners in the amount of $128,187.00, or $.75 per unit.

                                     REMARKS
      In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 2001 and 2000.


                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST WILKOW VENTURE

                                       By:  /s/ Marc R. Wilkow
                                          -------------------------------
                                       Marc R. Wilkow, General Partner and
                                       President of M&J Wilkow, Ltd., its
                                       Managing Agent

DATED: May 10, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 10, 2001.


                                       /s/ Clifton J. Wilkow
                                       ----------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M&J Wilkow, Ltd.


                                       /s/ Thomas Harrigan
                                       ----------------------------------
                                       Thomas Harrigan, Senior Vice President
                                       of
                                       M&J Wilkow, Ltd.