Form 10-Q
period 2001-06-30
FIRST WILKOW VENTURE
filed 2001-08-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended June 30, 2001

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from          to         .
                                                          --------    --------

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP (Exact Name of
             Registrant as Specified in Its Charter)

        Illinois                                            36-6169280
-----------------------------                   --------------------------------
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

                                 YES [X]     NO [ ]

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Partners
First Wilkow Venture


We have reviewed the accompanying consolidated balance sheet of First Wilkow Venture (the "Partnership") as of June 30, 2001, and the related consolidated statement of operations for the three and six months ended June 30, 2001 and 2000, and the consolidated statement of cash flows for the six months ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the management of the Partnership.

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






PHILIP ROOTBERG & COMPANY, LLP
Chicago, IL
August 2, 2001

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                               June 30,
                                                                  2001      December 31,
                                                              (Unaudited)      2000
                                                              -----------   -----------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                               $ 4,979,584   $ 4,979,584
           Buildings and Improvements                          41,440,391    40,896,198
           Fixtures and Equipment                                  47,422        47,379
                                                              -----------   -----------
                        Total                                  46,467,397    45,923,161
           Less-Accumulated Depreciation                       15,328,265    14,658,850
                                                              -----------   -----------
                        Net Real Estate                        31,139,132    31,264,311
Investment in Real Estate Partnerships                          8,635,625     7,763,093
                                                              -----------   -----------
                        Total                                  39,774,757    39,027,404
                                                              -----------   -----------

LOANS RECEIVABLE                                                  818,087       818,087
                                                              -----------   -----------

OTHER ASSETS
           Cash                                                   211,235       147,773
           Short-term cash investments                          3,579,364     6,045,230
           Short-term cash investments - Restricted               250,000       250,000
           Receivable                                             908,845       963,734
           Prepaid Expenses                                         6,306         6,306
           Deposits                                             1,491,519     1,354,975
           Deferred Charges                                     1,150,294     1,111,419
                                                              -----------   -----------
                        Total                                   7,597,563     9,879,437
                                                              -----------   -----------

                        TOTAL ASSETS                          $48,190,407   $49,724,928
                                                              ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
           Mortgages Payable                                  $27,135,477   $27,263,463
           Notes Payable                                           11,027        11,027
                                                              -----------   -----------
                        Total                                  27,146,504    27,274,490
                                                              -----------   -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                  340,024       187,058
           Accrued Property Taxes                               1,707,576     1,684,458
           Deferred State Income Taxes                            200,000       200,000
           Security Deposits and Prepaid Rent                     561,475       561,930
           Accrued Interest                                         9,606        14,992
                                                              -----------   -----------
                        Total                                   2,818,681     2,648,438
                                                              -----------   -----------

MINORITY INTEREST                                               2,815,112     4,000,074
                                                              -----------   -----------

PARTNERS' CAPITAL      (170,916 units  authorized and issued)  15,410,110    15,801,926
                                                              -----------   -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL            $48,190,407   $49,724,928
                                                              ===========   ===========

  Note: Balance Sheet at 12/31/00 taken from the audited financial statements at that date.

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               Three Months                Six Months
                                                              Ended June 30,             Ended June 30,
                                                            --------------              --------------
                                                            2001           2000           2001           2000
                                                     -----------    -----------    -----------    -----------
REVENUES
         Rental Income                               $ 2,501,220    $ 3,085,430    $ 4,951,031    $ 6,233,075
         Interest Income                                  90,507         77,217        183,096        157,077
         Gain on disposal of real estate
         and other revenue                                20,933        314,751         40,420        365,015
                                                     -----------    -----------    -----------    -----------
                                                       2,612,660      3,477,398      5,174,547      6,755,167
                                                     -----------    -----------    -----------    -----------

PARTNERSHIP INVESTMENTS' INCOME
         Share of Net Income                             132,874         78,984        288,193        165,307
                                                     -----------    -----------    -----------    -----------
EXPENSES
         Operating Expenses                              986,847      1,013,364      2,109,286      2,083,568
         Real Estate Taxes                               395,511        628,301        833,271      1,241,495
         Depreciation and Amortization                   406,548        492,629        815,582        999,499
         Interest Expense                                580,032        740,176      1,130,591      1,514,108
         General and Administrative                       29,164         42,214         71,637         84,785
                                                     -----------    -----------    -----------    -----------
                                                       2,398,102      2,916,684      4,960,367      5,923,455
                                                     -----------    -----------    -----------    -----------

                                                         347,432        639,698        502,373        997,019

INCOME  BEFORE MINORITY INTEREST

MINORITY INTEREST IN
         SUBSIDIARIES' NET  LOSS                         (74,979)      (240,858)       (82,338)      (319,158)
                                                     -----------    -----------    -----------    -----------

                                                     $   272,453    $   398,840    $   420,035    $   677,861
                                                     ===========    ===========    ===========    ===========

NET INCOME
                                                         170,916        170,916        170,916        170,916

UNITS USED TO COMPUTE PER UNIT AMOUNTS               $      1.59    $      2.33    $      2.46    $      3.97
                                                     ===========    ===========    ===========    ===========

NET INCOME PER UNIT                                  $      4.00    $      2.00    $      4.75    $      2.50
                                                     ===========    ===========    ===========    ===========

DISTRIBUTION PER UNIT



See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                             2001           2000
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                            $   420,035    $   677,861

Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and Amortization                                               815,582        999,499
              Net gain on disposal of land, building and improvements                           0       (301,266)
              Increase (Decrease) in Net Payable and Accrued Expense                       88,588       (180,552)
              Share of Partnership's Net Income                                          (288,193)      (165,307)
                                                                                      -----------    -----------

Net Cash Provided by Operating Activities                                               1,036,012      1,030,235
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                                366,661        138,249
              Cash Proceeds from the sale of Real Estate                                        0        621,411
              Increase in Land and Buildings                                             (544,193)      (453,506)
              Increase in Fixtures and Equipment                                              (43)          (442)
              Investment in Partnerships                                                 (951,000)    (2,371,750)
              Increase (Decrease) in Minority Interest                                 (1,184,962)       222,677
              Increase in Mortgage and Notes Receivable                                         0        (40,000)
              Investment in Deferred Charges                                             (185,042)      (119,416)
                                                                                      -----------    -----------

Net Cash Used by Investing Activities                                                  (2,498,579)    (2,002,777)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Increase in Mortgage and Notes Payable                                       19,175        328,309
              Cash Distribution to Partners                                              (811,851)      (427,290)
              Mortgage Principal Payments                                                (147,161)      (199,810)
                                                                                      -----------    -----------

Net Cash Used by Financing Activities                                                    (939,837)      (298,791)
                                                                                      -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                                                   (2,402,404)    (1,271,333)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                              6,193,003      4,039,846
                                                                                      -----------    -----------

CASH AND EQUIVALENTS - END OF PERIOD                                                  $ 3,790,599    $ 2,768,513
                                                                                      ===========    ===========

See accountant's report and accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001




1 -   Financial Statements

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

      No provision for federal income taxes has been made since First Wilkow Venture (the "Registrant") is a partnership and the partners report their pro rata share of income or loss individually.

      Certain amounts at June 30, 2000, have been reclassified to conform to the presentation at June 30, 2001.

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

2 -   Subsequent Events

      On July 10, 2001, the Registrant made a distribution to its partners in the amount of $170,916.00, or $1.00 per unit, based on 170,916 units outstanding at June 30, 2001.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 2001


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2000, for a discussion of the Registrant's business.

         On January 10, 2001, the Registrant made a distribution to its partners in the amount of $128,187.00, or $.75 per unit.

         On April 10, 2001, the Registrant made a distribution to its partners in the amount of $683,664.00, or $4.00 per unit.

         On April 26, 2001, the Registrant invested $280,000 to release the letter of credit held by the mortgagee as credit enhancement for an additional 7.00% interest in Arlington LLC.

         On May 31, 2001, the Registrant invested $300,000 to obtain a 15.79% interest in M&J/Battery LLC, which has a 14.50% interest in 600 Battery Street LLC, which owns 600 Battery Street, an office building in San Francisco, California.

         On June 6, 2001, M&J/Retail Limited Partnership invested a total of $371,000, to obtain an 11.24% interest in M&J/Bayfair 580 LLC, which has a 99.00% interest in Bayfair 580 LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

                                     REMARKS
      In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 2001 and 2000.

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

                                          FIRST WILKOW VENTURE

                                          By:/s/ Marc R. Wilkow
                                             -----------------------------------
                                             Marc R. Wilkow, General Partner and
                                          President of M&J Wilkow, Ltd., its
                                          Managing Agent

DATED: August 10, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 10, 2001.



                                          /s/ Clifton J. Wilkow
                                          --------------------------------------
                                          Clifton J. Wilkow, General Partner and
                                          Executive Vice President of
                                          M&J Wilkow, Ltd.

                                               /s/ Thomas Harrigan
                                               ---------------------------------
                                               Thomas Harrigan, Senior
                                               Vice President
          of
                                          M&J Wilkow, Ltd.