Form 10-Q
period 2001-09-30
FIRST WILKOW VENTURE
filed 2001-11-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001


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

                                 YES [X] NO [ ]

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                                      September 30,
                                                                          2001          December 31,
                                                                       (Unaudited)          2000
                                                                      -------------     ------------
                                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                       $  4,100,376      $  4,979,584
           Buildings and Improvements                                   32,159,167        40,896,198
           Fixtures and Equipment                                           47,422            47,379
                                                                      ------------      ------------
                        Total                                           36,306,965        45,923,161
           Less-Accumulated Depreciation                                12,468,041        14,658,850
                                                                      ------------      ------------
                        Net Real Estate                                 23,838,924        31,264,311
Investment in Real Estate Partnerships                                   8,535,181         7,763,093
                                                                      ------------      ------------
                        Total                                           32,374,105        39,027,404
                                                                      ------------      ------------

LOANS RECEIVABLE                                                           818,087           818,087
                                                                      ------------      ------------

OTHER ASSETS
           Cash & Cash Equivalents                                       5,793,309         6,193,003
           Short-term cash investments - Restricted                        250,000           250,000
           Receivable                                                      691,234           963,734
           Prepaid Expenses                                                  6,306             6,306
           Deposits                                                      1,590,407         1,354,975
           Deferred Charges                                                983,092         1,111,419
                                                                      ------------      ------------
                        Total                                            9,314,348         9,879,437
                                                                      ------------      ------------
                        TOTAL ASSETS                                  $ 42,506,540      $ 49,724,928
                                                                      ============      ============
                                    LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
           Mortgages Payable                                          $ 21,041,158      $ 27,263,463
           Notes Payable                                                         0            11,027
                                                                      ------------      ------------
                        Total                                           21,041,158        27,274,490
                                                                      ------------      ------------
OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                           329,641           187,058
           Accrued Property Taxes                                        1,546,153         1,684,458
           Deferred State Income Taxes                                     200,000           200,000
           Security Deposits and Prepaid Rent                              554,539           561,930
           Accrued Interest                                                      0            14,992
                                                                      ------------      ------------
                        Total                                            2,630,333         2,648,438
                                                                      ------------      ------------
MINORITY INTEREST                                                        3,135,873         4,000,074
                                                                      ------------      ------------
PARTNERS' CAPITAL (170,916 units authorized and issued)                 15,699,176        15,801,926
                                                                      ------------      ------------
           TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $ 42,506,540      $ 49,724,928
                                                                      ============      ============

Note: Balance Sheet at 12/31/00 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                      Three Months                     Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                             -----------------------------     -----------------------------
                                                                 2001             2000             2001             2000
                                                             ------------     ------------     ------------     ------------
REVENUES
        Rental Income                                        $  2,367,614     $  2,899,837     $  7,318,645     $  9,132,912
        Interest Income                                            55,743           35,858          238,839          230,611
        Gain on disposal of real estate and other revenue       1,168,695        1,755,924        1,209,115        2,083,263
                                                             ------------     ------------     ------------     ------------
                                                                3,592,052        4,691,619        8,766,599       11,446,786
                                                             ------------     ------------     ------------     ------------

PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                        99,327          105,130          387,520          270,437
                                                             ------------     ------------     ------------     ------------

EXPENSES
        Operating Expenses                                      1,413,995        1,182,247        3,523,281        3,265,815
        Real Estate Taxes                                         338,157          566,167        1,171,428        1,807,662
        Depreciation and Amortization                             539,160          448,020        1,354,742        1,447,519
        Interest Expense                                          499,645          716,846        1,630,236        2,230,954
        General and Administrative                                 57,691            6,535          129,328           91,320
                                                             ------------     ------------     ------------     ------------
                                                                2,848,648        2,919,815        7,809,015        8,843,270
                                                             ------------     ------------     ------------     ------------

INCOME  BEFORE MINORITY INTEREST                                  842,731        1,876,934        1,345,104        2,873,953

MINORITY INTEREST IN
        SUBSIDIARIES' NET  LOSS                                  (382,749)        (826,624)        (465,087)      (1,145,782)
                                                             ------------     ------------     ------------     ------------

NET INCOME                                                   $    459,982     $  1,050,310     $    880,017     $  1,728,171
                                                             ============     ============     ============     ============


UNITS USED TO COMPUTE PER UNIT AMOUNTS                            170,916          170,916          170,916          170,916

NET INCOME PER UNIT                                          $       2.69     $       6.15     $       5.15     $      10.11
                                                             ============     ============     ============     ============

DISTRIBUTION PER UNIT                                        $       1.00     $       0.75     $       5.75     $       3.25
                                                             ============     ============     ============     ============

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               2001               2000
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                 $    880,017       $  1,728,171

Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and Amortization                                   1,354,742          1,447,519
              Net gain on disposal of land, building and improvements          (813,934)        (1,982,056)
              Increase (Decrease) in Net Payable and Accrued Expense            121,777           (333,422)
              Share of Partnership's Net Income                                (387,520)          (270,437)
                                                                           ------------       ------------

Net Cash Provided by Operating Activities                                     1,155,082            589,775
                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                      566,433            373,385
              Cash Proceeds from the sale of Real Estate                      1,882,120          2,498,488
              Increase in Land and Buildings                                   (898,973)          (776,886)
              Increase in Fixtures and Equipment                                    (43)              (443)
              Investment in Partnerships                                       (951,000)        (2,983,750)
              Increase (Decrease) in Minority Interest                         (864,201)         1,001,071
              Investment in Deferred Charges                                   (253,140)          (245,273)
                                                                           ------------       ------------

Net Cash Used by Investing Activities                                          (518,804)          (133,408)
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES

              Increase in Mortgage and Notes Payable                            152,209            328,309
              Cash Distribution to Partners                                    (982,767)          (555,477)
              Mortgage Principal Payments                                      (205,414)          (277,311)
                                                                           ------------       ------------

Net Cash Used by Financing Activities                                        (1,035,972)          (504,479)
                                                                           ------------       ------------

NET DECREASE IN CASH AND EQUIVALENTS                                           (399,694)           (48,112)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                    6,193,003          4,039,846
                                                                           ------------       ------------

CASH AND EQUIVALENTS - END OF PERIOD                                       $  5,793,309       $  3,991,734
                                                                           ============       ============

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

      Certain amounts at September 30, 2000, have been reclassified to conform to the presentation at September 30, 2001.

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

2 -   Subsequent Events

      On October 10, 2001, the Registrant made a distribution to its partners in the amount of $170,916.00, or $1.00 per unit, based on the 170,916 units outstanding as of September 30, 2001.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001


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

     On June 6, 2001, M&J/Retail Limited Partnership invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580 LLC, which has a 99.00% interest in Bayfair 580 LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

     On July 10, 2001, the Registrant made a distribution to its partners in the amount of $170,916.00, or $1.00 per unit, based on 170,916 units outstanding at June 30, 2001.

     On July 31, 2001, Waterfall Plaza was sold for no net cash proceeds, resulting in a gain on sale of $115,675.

     On July 31, 2001, the Highland Park Professional Building was sold for net cash proceeds of $909,134, resulting in a loss on sale of $293,182. The Registrant had an 89.286% interest in M&J/Sheridan Limited Partnership, which owned the building.

     On September 13, 2001, a property owned by M&J/Retail Limited Partnership, Archer and Central, was sold for net cash proceeds of $492,175, resulting in a gain on sale of $726,594.

     On September 18, 2001, a property owned by M&J/Retail Limited Partnership, Oak Lawn Square, was sold for net cash proceeds of $480,811, resulting in a gain on sale of $264,847.

                                     REMARKS

     In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 2001 and 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST WILKOW VENTURE

                                     By: /s/ MARC R. WILKOW
                                        ---------------------------------------
                                        Marc R. Wilkow, General Partner and
                                        President of M&J Wilkow, Ltd., its
                                        Managing Agent

DATED: November 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 1, 2001.

                                        /s/ CLIFTON J. WILKOW
                                        --------------------------------------
                                        Clifton J. Wilkow, General Partner and
                                        Executive Vice President of
                                        M&J Wilkow, Ltd.

                                        /s/ THOMAS HARRIGAN
                                        --------------------------------------
                                        Thomas Harrigan, Senior Vice President
                                        of M&J Wilkow, Ltd.