Form 10-K
period 2001-12-31
FIRST WILKOW VENTURE
filed 2002-03-27
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Units of Partnership Interest, Exchange Value $132
               --------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO | |

The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

      First Wilkow Venture (the "Registrant") is a limited partnership composed of 397 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

DESCRIPTION OF BUSINESS

      The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 2001, there are 25 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings, shopping centers, and undeveloped land. Twenty-three of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project; thirteen are shopping centers; five are office buildings; one is a real estate investment trust; one is undeveloped land; and two are hotels.

      The remaining two properties are owned and operated by the Registrant as office buildings.

CHANGES IN PROPERTIES

            During the calendar year ended December 31, 2001, certain of the property investments held by the Registrant underwent the changes described below:

      (a) Purchases:

            On May 31, 2001, the Registrant invested $300,000 to obtain a 15.79% interest in M&J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California.

            On June 6, 2001, M&J/Retail Limited Partnership invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

      (b) Sales:

            On July 31, 2001, Waterfall Plaza was sold for $1,800,000, resulting in no cash proceeds after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $115,675.

            On July 31, 2001, the Highland Park Professional Building was sold for $2,375,000, resulting in net cash proceeds of $909,134 after satisfaction of the outstanding mortgage loan. The transaction netted a loss on sale of $293,182. The Registrant had an 89.286% interest in M&J/Sheridan Limited Partnership, which owned the building.

            On September 13, 2001, a property owned by M&J/Retail Limited Partnership, Archer and Central, was sold for $2,817,500, resulting in net cash proceeds of $492,175 after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $726,593.

            On September 18, 2001, a property owned by M&J/Retail Limited Partnership, Oak Lawn Square, was sold for $1,450,000, resulting in net cash proceeds of $480,811 after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $264,847.

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

ITEM 2 - PROPERTIES

            The Registrant has an ownership interest in the following properties as of December 31, 2001:

PROPERTIES INVOLVING PARTICIPATIONS

      DUKE REALTY LIMITED PARTNERSHIP

            On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke Realty Limited Partnership, the operating partnership ("UPREIT") of more than 100 properties. The UPREIT's sole general partner is Duke Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The partnership units in the UPREIT are convertible, on a one-for-one basis, to shares of common stock to the REIT.

            The Registrant on April 15, 1997, converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation. The stock was sold in two blocks of 12,500 shares on June 12, 1997, and July 21, 1997, for total proceeds of $1,028,212, resulting in a gain of $794,962.

            On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2001.

      ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

            In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $482,524 have been funded to cover the Registrant's pro rata share of the costs of carrying the property and paying off the mortgage loan in full. Net cash flow and residual proceeds are required to be distributed in accordance with the partners' respective interests.

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

            On July 1, 1996, the Registrant invested an additional $98,100 in M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in the investment to 27.34%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available net proceeds pro rata. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. In March 2001, the loan was refinanced. The property is encumbered with a mortgage loan of $6,500,000, bearing interest at 6.6875% and maturing in April 2011. The property was also encumbered by unsecured debentures of $1,000,000, which matured on May 1, 2001, and bore interest at 9% per annum, payable quarterly. The debentures were repaid in 2001.

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

            The Registrant owned limited partnership interests in several partnerships whose sole asset was an interest in Lake Cook Office Development Building IV Limited Partnership, one of the investment partnerships referred to above. On December 31, 1999, the Registrant received an interest in Lake Cook Office Development Building IV Limited Partnership in liquidation of these partnerships, with the exception of TOP Investors Limited Partnership. The result of this transaction was that the Registrant now owns a direct ownership interest in Lake Cook Office Development Building IV Limited Partnership of ..64%.

      FIRST CANDLEWICK ASSOCIATES

            The Registrant owns an 11.96% interest (55 units) in First Candlewick Associates, which holds multiple partnership and debenture investments.

      SECOND WILKOW VENTURE

            The Registrant owns a 4.89% interest (197 units) in Second Wilkow Venture, which holds multiple partnership and debenture investments.

      M&J/HOTEL INVESTORS LIMITED PARTNERSHIP

            On October 8, 1997, the Registrant invested $200,000 to obtain a 14.81% interest in M&J/Hotel Investors Limited Partnership, which owns a 164-room hotel in Kissimmee, Florida. The property is located three miles from the main entrance to Walt Disney World. At the time of purchase, the property was operating as the EconoLodge Maingate Central Hotel, but immediately following the closing, the property was converted to a Howard Johnson franchise. As of December 31, 2001, the investment in this property was deemed to have no liquidating value. The value of the assets of the property was less than the first mortgage loan that secures the property. As such, the Registrant's equity position was deemed worthless and written off in 2001.

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

            In addition, the Registrant posted a letter of credit in the amount of $280,000 with the mortgagee as credit enhancement in exchange for an additional 7% interest in Arlington LLC. On April 26, 2001, the Registrant invested $280,000 to release the letter of credit held by the mortgagee as credit enhancement for no additional interest in Arlington LLC.

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

            M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 13).

      M&J/CLARK STREET, LLC

            On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

      M&J/BATTERY, LLC

            On May 31, 2001, the Registrant invested $300,000 to obtain a 15.79% interest in M&J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California.

      M&J/BAYFAIR 580, LLC

            On June 6, 2001, M&J/Retail Limited Partnership invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center in San Leandro, California.

PROPERTIES INVOLVING PROMISSORY NOTES

      RAMADA INN & SUITES, ORLANDO, FLORIDA

            At December 31, 2001, the Registrant has a loan receivable in the principal amount of $731,124 from Ramada Inn & Suites, a 158-unit all-suites hotel located on Westwood Drive in Orlando, Florida.

            The property was sold for $5,985,000 in 2001 on the installment basis. The Registrant's loan receivable is expected to be repaid over the next two years.

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

            A summary of the property in which M&J/Retail owns a majority interest is as follows:

                                   Net                Area            Original
                                 Rentable             Land              First            Interest        Mortgage
Property                      (Square Feet)          (Acres)          Mortgage             Rate          Maturity
--------                      -------------          -------          --------           --------        --------
Evergreen Commons                 8,981                 .41           $ 530,000            7.88%         04/30/04

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

            On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% interest in M&J/Crossroads Limited Partnership ("M&J/Crossroads"). M&J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000, subject to a $19,550,000 first mortgage loan. This loan was subsequently refinanced in 1997 and replaced with a $16,722,960 mortgage loan bearing interest at 7.23% and maturing in January 2008. The center is located on 19.9 acres of land in Roseville, Minnesota. As a result of a refinancing of the first mortgage loan on December 31, 1997, M&J/Retail received a distribution on January 10, 1998, of $501,065.

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

            In addition to the above cash contributions, M&J/Retail has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 16, 2002, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair Limited Partnership has indemnified M&J/Retail for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M&J/Retail will be required to fund $450,000 of the obligation. At that time, M&J/Retail's interest in M&J/Clarkfair Limited Partnership will increase from 70.9% to 79.72%.

            On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North LLC. As a result of this transaction, M&J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC. M&J/Retail also invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC.

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

            On June 6, 2001, M&J/Retail invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

            On September 13, 2001, a property owned by M&J/Retail Limited Partnership, Archer and Central, was sold for $2,817,500, resulting in net cash proceeds of $492,175 after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $726,593.

            On September 18, 2001, a property owned by M&J/Retail Limited Partnership, Oak Lawn Square, was sold for $1,450,000, resulting in net cash proceeds of $480,811 after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $264,847.

      M&J/SHERIDAN LIMITED PARTNERSHIP (HIGHLAND PARK PROFESSIONAL BUILDING)

            In April 1988, the Registrant invested $2,500,000 to obtain an 89.286% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building located at 1893 Sheridan Road in Highland Park, Illinois. On July 31, 2001, the Highland Park Professional Building was sold for $2,375,000, resulting in net cash proceeds of $909,134 after satisfaction of the outstanding mortgage loan.

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

      WATERFALL PLAZA, ORLAND PARK, ILLINOIS

            In March 1993, the Registrant acquired 100% ownership in the Waterfall Plaza in exchange for its interest in the 2101 Commercial Office Building. On July 31, 2001, Waterfall Plaza was sold for $1,800,000, resulting in no cash proceeds after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $115,675.

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

            On October 22, 1999, both the ownership and the debt were restructured. The Registrant and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Registrant's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Registrant is also responsible for additional equity contributions of $852,000, payable in three equal installments on the anniversary date of the closing. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, a line of credit, is for $1,400,000. Funds in the amount of $804,588 have been drawn on the second note as of December 31, 2001. The first note matures on October 15, 2004, and bears interest at 8.95% per annum, payable monthly. The second note also matures on October 15, 2004, but bears interest at a variable rate.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
         MATTERS

            The number of holders of record of equity securities of the Registrant as of December 31, 2001, was approximately:

              Title of Class                             Number of Record Holders
              --------------                             ------------------------
              Unit of Limited Partnership Interest                 397

            The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                             December 31,
                                                         -----------------------------------------------------
                                                            2001          2000           1999          1998
                                                         ---------     ----------     ---------     ----------
OPERATING RESULTS
(IN THOUSANDS)

Total Revenue                                            $  10,687     $   16,119     $   14,273     $  11,420

Net Income (Loss)*                                       $    (216)    $    2,284     $    4,477     $   1,920

PARTNERSHIP UNIT DATA
(PER PARTNERSHIP UNIT)

Net Income (Loss):

    General Partner*                                     $   (1.26)    $    13.36     $    26.19     $   11.23

    Limited Partner*                                         (1.26)         13.36          26.19         11.23

Cash Distributions Paid:

    General Partner                                      $    6.75     $     4.00     $     3.35     $    4.30

    Limited Partner                                           6.75           4.00           3.35          4.30

      *     Includes gain (loss) on sale of real estate properties

                                                                            December 31,
                                                         -----------------------------------------------------
                                                            2001          2000           1999          1998
                                                         ---------     ----------     ---------     ----------
FINANCIAL POSITION DATA
Total Assets (In thousands)                              $  41,361     $   49,725     $   58,423     $  48,781
Net Book Value Per Unit                                  $   84.44     $    92.45     $    83.09     $   60.25

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

For the year ended December 31, 2001, the income from partnerships was $101,498 compared to a loss of $5,883 for the comparative period of 2000. The increase in 2001 is due to income from investments that generated losses in 2000, primarily M&J/Grove Limited Partnership and Fulcrum, LLC.

For the year ended December 31, 2001, the Registrant loaned to an investment partnership in which it has a substantial equity interest the following amounts:

                                                 Advances         Collections         Write-offs         Total Loan
                                                Year Ended        Year Ended          Year Ended         Balance at
                                               December 31,       December 31,       December 31,       December 31,
                                                   2001               2001               2001               2001
                                              -------------       ------------       ------------       ------------
    M&J/Dover Limited Partnership             $      87,600       $    --            $    --            $     87,600

The Registrant made a distribution to its partners this year as follows:


                      Date              Amount            Per Unit
                      ----          -------------        ----------
                   January 10       $    128,187         $    0.75
                   April 10              683,664              4.00
                   July 10               170,916              1.00
                   October 5             170,916              1.00

On April 26, 2001, the Registrant invested $280,000 to release the letter of credit held by the mortgagee as credit enhancement for no additional interest in Arlington LLC.

On May 31, 2001, the Registrant invested $300,000 to obtain a 15.79% interest in M&J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California.

On June 6, 2001, M&J/Retail Limited Partnership invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

On July 31, 2001, Waterfall Plaza was sold for $1,800,000, resulting in no cash proceeds after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $115,675.

On July 31, 2001, the Highland Park Professional Building was sold for $2,375,000, resulting in net cash proceeds of $909,134 after satisfaction of the outstanding mortgage loan. The transaction netted a loss on sale of $293,182. The Registrant had an 89.286% interest in M&J/Sheridan Limited Partnership, which owned the building.

On September 13, 2001, a property owned by M&J/Retail Limited Partnership, Archer and Central, was sold for $2,817,500, resulting in net cash proceeds of $492,175 after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $726,593.

On September 18, 2001, a property owned by M&J/Retail Limited Partnership, Oak Lawn Square, was sold for $1,450,000, resulting in net cash proceeds of $480,811 after satisfaction of the outstanding mortgage loan. The transaction created a gain on sale of $264,847.

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

For the year ended December 31, 2000, the Registrant loaned to an investment partnership in which it has a substantial equity interest the following amounts:

                                                  Advances         Collections         Write-offs          Total Loan
                                                 Year Ended        Year Ended          Year Ended         Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                    2000               2000               2000                2000
                                                ------------       ------------       ------------        ------------
    Clarkfair LLC                               $     40,000       $   (40,000)       $         --        $         --

The Registrant made a distribution to its partners this year as follows:

                    Date                Amount            Per Unit
                    ----            -------------        ----------
                 January 10         $    85,458          $   0.50
                 April 10               341,832              2.00
                 July 6                 128,187              0.75
                 October 5              128,187              0.75

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

On May 25, 2000, a property owned by M&J/Retail Limited Partnership, Melrose and Kimball, was sold for $1,250,000, resulting in net cash proceeds of $175,589 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $50,836.

On May 26, 2000, a property owned by M&J/Retail Limited Partnership, Irving and Kimball, was sold for $1,875,000, resulting in net cash proceeds of $445,822 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $318,533.

On May 31, 2000, M&J/Retail Limited Partnership invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC, which owns a shopping center in Portland, Maine.

On August 11, 2000, a property owned by M&J/Retail Limited Partnership, Broadway Festival, was sold for $3,713,750, resulting in net cash proceeds of $929,567 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $1,110,976.

On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

On September 15, 2000, a property owned by M&J/Retail Limited Partnership, Diversey and Sheffield, was sold for $2,375,000, resulting in net cash proceeds of $947,509 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $686,559.

On November 17, 2000, a property owned by M&J/Retail Limited Partnership, Oak Lawn Promenade, was sold for $4,250,000, resulting in net cash proceeds of $1,234,331 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $899,262.

On December 11, 2000, a property owned by M&J/Retail Limited Partnership, Harlem and North shopping center, was sold for $3,800,000, resulting in net cash proceeds of $1,011,663 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $874,143.

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

For the year ended December 31, 1999, the Registrant loaned to investment partnerships in which it has substantial equity interests the following amounts:

                                       Advances         Collections         Write-offs          Total Loan
                                      Year Ended         Year Ended         Year Ended          Balance at
                                     December 31,       December 31,       December 31,        December 31,
                                         1999               1999               1999                1999
                                     ------------       ------------       ------------        ------------
    Arlington LLC                    $   643,280        $ 1,644,398        $    --             $    --
    XXI Office Plaza Associates               --             27,815             --                  --
    M&J/NCT Louisville LP              1,150,000          1,150,000             --                  --
    Orhow Associates                     315,785            315,785             --                  --
    Cenbuil Venture                      274,000            274,000             --                  --
    21st M&J Venture                     413,740            413,740             --                  --

The Registrant made a distribution to its partners this year as follows:

                  Date                 Amount            Per Unit
                  ----             -------------        ----------
                January 10          $   59,820            $  0.35
                April 10               341,832               2.00
                July 10                 85,458               0.50
                October 5               85,459               0.50

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

LIQUIDITY AND CAPITAL RESOURCES

            On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due August 31, 2002, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant. As of December 31, 2001, no amounts are outstanding under this facility.

            The liquid assets of the Registrant decreased as of December 31, 2001, when compared to December 31, 2000, due to asset purchases and partner distributions.

            The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2002 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditor's Report                                                  26

First Wilkow Venture:

   Consolidated Balance Sheet, December 31, 2001 and 2000                     27

   Consolidated Statement of Operations,
   Years Ended December 31, 2001, 2000 and 1999                               28

   Consolidated Statement of Partners' Capital,
   Years Ended December 31, 2001, 2000 and 1999                               29

   Consolidated Statement of Cash Flows,
   Years Ended December 31, 2001, 2000 and 1999                               30

   Notes to Consolidated Financial Statements,
   December 31, 2001, 2000 and 1999                                           32

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
First Wilkow Venture

We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") listed in the index to the consolidated financial statements set forth on Page 25. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 59. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations, changes in partners' capital and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
February 8, 2002

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------

DECEMBER 31,                                                      2001              2000
-------------------------------------------------------------------------------------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
   Real estate:
     Land                                                      $ 4,100,376      $ 4,979,584
     Buildings and improvements                                 31,014,435       40,896,198
     Fixtures and equipment                                         41,670           47,379
                                                               -----------      -----------
          Total                                                 35,156,481       45,923,161
     Less accumulated depreciation                              12,169,085       14,658,850
                                                               -----------      -----------
          Net Real Estate                                       22,987,396       31,264,311
   Investments in real estate partnerships                       8,070,780        7,763,093
                                                               -----------      -----------
          Total                                                 31,058,176       39,027,404
                                                               -----------      -----------

LOANS RECEIVABLE                                                   905,687          818,087
                                                               -----------      -----------

OTHER ASSETS
   Cash and cash equivalents                                     5,990,392        6,193,003
   Certificates of deposit - restricted                            250,000          250,000
   Accounts receivable                                             863,205          963,734
   Prepaid expenses                                                  6,306            6,306
   Deposits                                                      1,319,236        1,354,975
   Deferred charges                                                967,505        1,111,419
                                                               -----------      -----------
          Total                                                  9,396,644        9,879,437
                                                               -----------      -----------

TOTAL ASSETS                                                   $41,360,507      $49,724,928
                                                               ===========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES AND LOANS PAYABLE
   Mortgages payable                                           $21,097,597      $27,263,463
   Loans payable                                                        --           11,027
                                                               -----------      -----------
          Total                                                 21,097,597       27,274,490
                                                               -----------      -----------

OTHER LIABILITIES
   Accounts payable and accrued expenses                           126,811          187,058
   Accrued property taxes                                        1,290,215        1,684,458
   Deferred state income taxes                                     176,000          200,000
   Security deposits and prepaid rent                              848,348          561,930
   Accrued interest                                                     --           14,992
                                                               -----------      -----------
          Total                                                  2,441,374        2,648,438
                                                               -----------      -----------

MINORITY INTEREST                                                3,388,816        4,000,074
                                                               -----------      -----------

PARTNERS' CAPITAL (170,916 units authorized
   and issued)                                                  14,432,720       15,801,926
                                                               -----------      -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $41,360,507      $49,724,928
                                                               ===========      ===========

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS

---------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                             2001               2000               1999
---------------------------------------------------------------------------------------------------
REVENUE
    Rental                                       $  9,360,624       $ 11,734,975       $ 10,756,741
    Interest                                          290,427            374,138            368,835
    Gain on disposal of real estate and
      other revenue                                 1,035,560          4,010,226          3,147,151
                                                 ------------       ------------       ------------
           Total                                   10,686,611         16,119,339         14,272,727
                                                 ------------       ------------       ------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
    Share of net income (loss)                        101,498             (5,883)           781,850
                                                 ------------       ------------       ------------

EXPENSES
    Operating                                       4,294,856          4,578,872          3,488,690
    Real estate taxes                               1,335,161          2,055,150          2,267,021
    Depreciation and amortization                   1,691,684          2,249,720          1,809,208
    Interest                                        2,049,983          2,868,319          2,600,715
    General and administrative                        140,648            138,318            100,323
                                                 ------------       ------------       ------------
           Total                                    9,512,332         11,890,379         10,265,957
                                                 ------------       ------------       ------------

LOSS ON DISPOSITION OF TENANT IMPROVEMENTS            825,678                 --                 --
                                                 ------------       ------------       ------------

INCOME FROM OPERATIONS                                450,099          4,223,077          4,788,620

MINORITY INTEREST IN SUBSIDIARIES' NET LOSS          (665,622)        (1,939,108)          (311,589)
                                                 ------------       ------------       ------------

NET INCOME (LOSS)                                $   (215,523)      $  2,283,969       $  4,477,031
                                                 ============       ============       ============

UNITS - AUTHORIZED AND ISSUED
    General Partner                                     8,614              7,890              7,650
    Limited Partner                                   162,302            163,026            163,266

NET INCOME (LOSS) PER UNIT
    General Partner                              $      (1.26)      $      13.36       $      26.19
    Limited Partner                                     (1.26)             13.36              26.19

BOOK VALUE OF A UNIT
    General Partner                              $      84.44       $      92.45       $      83.09
    Limited Partner                                     84.44              92.45              83.09

CASH DISTRIBUTIONS PAID
    General Partner                              $       6.75       $       4.00       $       3.35
    Limited Partner                                      6.75               4.00               3.35

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------

                                                        GENERAL          LIMITED
                                                        PARTNERS         PARTNERS             TOTAL
                                                       ---------       ------------       ------------
BALANCE - DECEMBER 31, 1998                            $ 478,752       $  9,818,407       $ 10,297,159

Add (deduct):
    Income for the year ended
       December 31, 1999                                 200,387          4,276,644          4,477,031
    Cash distributions for the year ended
       December 31, 1999                                 (25,628)          (546,941)          (572,569)
                                                       ---------       ------------       ------------

BALANCE - DECEMBER 31, 1999                              653,511         13,548,110         14,201,621

Add (deduct):
    Income for the year ended
       December 31, 2000                                 103,030          2,180,939          2,283,969
    To reflect changes in partnership capital
       between general and limited partners - net         24,000            (24,000)                --
    Cash distributions for the year ended
       December 31, 2000                                 (30,600)          (653,064)          (683,664)
                                                       ---------       ------------       ------------

BALANCE - DECEMBER 31, 2000                              749,941         15,051,985         15,801,926

Add (deduct):
    Loss for the year ended
       December 31, 2001                                 (10,544)          (204,979)          (215,523)
    To reflect changes in partnership capital
       between general and limited partners - net         95,568            (95,568)                --
    Cash distributions for the year ended
       December 31, 2001                                 (54,623)        (1,099,060)        (1,153,683)
                                                       ---------       ------------       ------------

BALANCE - DECEMBER 31, 2001                            $ 780,342       $ 13,652,378       $ 14,432,720
                                                       =========       ============       ============

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                      2001              2000             1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                      $  (215,523)      $ 2,283,969       $ 4,477,031
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization                        1,691,684         2,249,720         1,809,208
       Net gain on disposal of land, building
         and improvements                                    (813,933)       (3,940,310)       (3,082,300)
       Net loss on disposal of tenant improvements            825,678                --                --
       (Income) loss from partnerships                       (101,498)            5,883          (781,850)
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable
           and prepaid expenses - net                          89,502           (75,935)         (181,943)
         Increase in deposits                                (214,690)         (256,765)         (280,925)
         Increase (decrease) in accounts payable
           and accrued expenses                               (60,247)          (56,386)          122,533
         Decrease in accrued property taxes                   (60,755)         (203,175)         (150,223)
         Decrease in deferred state income taxes              (24,000)               --                --
         Increase (decrease) in security deposits
           and prepaid rent                                   317,197          (144,370)         (331,827)
         Decrease in accrued interest                         (14,992)          (16,563)           (2,945)
                                                          -----------       -----------       -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            1,418,423          (153,932)        1,596,759
                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in land, building and
     furniture and equipment                               (1,151,114)       (1,068,405)       (3,806,913)
   Investment in partnerships                                (953,590)       (2,983,750)         (795,226)
   Investments in loans receivable                            (87,600)          (40,000)         (224,883)
   Investment in deferred charges (primarily
     unamortized broker commissions)                         (296,545)         (315,870)         (433,844)
   Proceeds from sale of real estate,
     net of selling expenses                                1,882,120         4,744,482         2,359,484
   Proceeds from sale of investment
     in partnership/corporation                                    --                --         1,159,000
   Partnership investment draws                               747,401           526,253           293,147
   Increase (decrease) in  minority interest                 (611,258)        1,855,277           170,884
   Collection of notes receivable                                  --            40,000            27,815
                                                          -----------       -----------       -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (470,586)        2,757,987        (1,250,536)
                                                          -----------       -----------       -----------

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

-------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                         2001              2000              1999
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of mortgages and notes payable                    $  (457,562)      $   (366,360)      $(2,349,393)
   Proceeds from mortgage financing                              460,797            599,126         1,516,179
   Distributions to partners                                  (1,153,683)          (683,664)         (572,569)
                                                             -----------       ------------       -----------

NET CASH USED BY FINANCING ACTIVITIES                         (1,150,448)          (450,898)       (1,405,783)
                                                             -----------       ------------       -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (202,611)         2,153,157        (1,059,560)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                           6,193,003          4,039,846         5,099,406
                                                             -----------       ------------       -----------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                               $ 5,990,392       $  6,193,003       $ 4,039,846
                                                             ===========       ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Interest paid during the year                             $ 2,064,975       $  2,884,882       $ 2,603,660
   Write-off of fully depreciated
     fixed assets                                                 59,640             50,522           460,587

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

     During 1999, the Partnership acquired a
       controlling interest in an office building with
       a basis of $11,724,896 and assumed mortgage
       debt of $8,600,000 and net operating liabilities
       of $468,229
     Loan receivable converted to equity interest in
       Partnership                                           $        --       $         --       $ 1,226,000
     Proceeds from sale of real estate used to retire
       debt                                                    6,169,101         11,213,575         2,645,823

See accompanying notes to consolidated financial statements

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

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

            For purposes of the consolidated statement of cash flows, the Partnership considers certificates of deposit with a maturity of three months or less to be cash equivalents. Certain Partnership deposits at LaSalle National Bank and Bank One are in excess of the amount insured by the Federal Deposit Insurance Corporation and are, therefore, considered a concentration of credit risk.

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

            The assets of the Partnership are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the estimated future undiscounted operating income is less than its carrying value. To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to income.

            Deferred charges represent real estate acquisition costs, deferred broker commissions and mortgage financing costs. These costs are being amortized using the straight-line method over lives ranging from 1 to 40 years.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

            There is no provision for federal income taxes as the partners report their share of the Partnership's net income or loss in their individual income tax returns.

            Deferred state income taxes are provided on certain real estate sales that are taxable to the Partnership which are being reported on an installment or tax free exchange basis for income tax purposes.

            Reclassification - Certain amounts for 2000 have been reclassified to conform with the presentation for 2001.

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

2 - DEPRECIATION

      Depreciation is based on the method and estimated useful life of the respective assets as follows:

              Property                                               Method                             Life
              --------                                               ------                             ----
         180 North Michigan
           a.  Building                                           Straight Line                       35 years
           b.  Improvements                                       Straight Line                        Various
           c.  Furniture and equipment                            150% Declining Balance              12 years
         Naperville Office Court
           a.  Building                                           Straight Line                       25 years
           b.  Improvements                                       Straight Line                        Various
           c.  Furniture and equipment                            150% Declining Balance               Various
         Waterfall Plaza
           a.  Building                                           Straight Line                       40 years
           b.  Improvements                                       Straight Line                       40 years
         Highland Park Professional Building
           a.  Building                                           Straight Line                       30 years
           b.  Improvements                                       Straight Line                       40 years
                                                                  150% Declining Balance              40 years
                                                                  150% Declining Balance              12 years
                                                                  150% Declining Balance               7 years
         M&J/Retail Limited Partnership (1 retail center)
           a.  Buildings                                          Straight Line                       40 years
           b.  Improvements                                       Straight Line                       40 years
         209 West Jackson
           a.  Building                                           Straight Line                       40 years
           b.  Improvements                                       Straight Line                       40 years
                                                                  Straight Line                        7 years

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

3 - INVESTMENTS IN PARTNERSHIPS

      A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                   2001                  2000               1999
                                                ---------             ---------          ---------
L-C Office Partnership IV                       $ (56,919)            $ (81,440)         $   9,736
XXI Office Plaza Associates                            --                    --            501,978(c)
M&J/Grove Limited Partnership                      20,491               (63,280)           139,888
Rosemont 28 Limited Partnership                    (2,180)               (2,864)            (2,863)
M&J/Eden Prairie Limited Partnership               17,129(a)             16,518(a)          10,400(a)
Duke Realty Limited Partnership                    85,525(a)             79,074(a)          72,578(a)
222 Fee Associates                                     --                    --               (623)(a)(b)
5601 N. Sheridan Associates                            --                    --              5,040(a)(b)
First Candlewick Associates                        28,380(a)              6,930(a)           6,600(a)
Second Wilkow Venture                               7,092(a)              4,925(a)           6,304(a)
Wilkow/Retail Partners Limited Partnership          1,493(a)                218(a)             180(a)
Lake Cook Office Development IV                        --(a)                 --(a)              78(a)
M&J/Hotel Investors Limited Partnership          (200,000)(a)(d)         24,000(a)          24,000(a)
M&J/Mid Oak Limited Partnership                     4,725(a)              6,300(a)           6,300(a)
Northlake Tower Limited Partnership                71,331(a)            120,349(a)          90,654(a)
Arlington LLC                                     (69,372)              (71,830)           (80,000)
21st M&J Venture                                       --                    --             (4,900)(b)
M&J/NCT Louisville LP                              27,000(a)             33,750(a)              --
Orhow Associates                                       --                    --             (3,500)(b)
M&J/Prospect Crossing Limited Partnership          31,573               (12,997)                --
Fulcrum, LLC                                       27,204               (72,489)                --
M&J/Clarkfair Limited Partnership                  18,328                    --                 --
M&J/Clark Street, LLC                              54,238(a)              6,953(a)              --
Yorkshire Plaza Investors, LLC                     26,730(a)                 --(a)              --
Wilkow/Grove Partners Limited Partnership             161(a)                 --                 --
M&J/Battery, LLC                                    8,569(a)                 --                 --
                                                ---------             ---------          ---------

                                                $ 101,498             $  (5,883)         $ 781,850
                                                =========             =========          =========

(a)   Income recognized under the cost method.
(b)   Includes loss on disposition of investment.
(c)   Includes gain on disposition of investment.
(d)   Includes provision for loss in book value.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      The following is a summary of financial position and results of operations of the properties in which the Partnership has an equity partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

      YEAR ENDED DECEMBER 31, 2001:

                                                                             M&J/
                                                         Rosemont          Prospect
                                                            28             Crossing
                                        Arlington         Limited          Limited
                                           LLC          Partnership       Partnership
                                       -----------      -----------       -----------
                                           (a)              (a)                (a)
      BALANCE SHEET

      Real estate - net of
         accumulated depreciation      $18,057,775      $ 1,909,955       $11,438,324
      Current assets                       691,905           10,673           549,532
      Other assets                         368,777              556                --
                                       -----------      -----------       -----------

      TOTAL ASSETS                     $19,118,457      $ 1,921,184       $11,987,856
                                       ===========      ===========       ===========

      Mortgages payable                $17,314,508      $        --       $11,404,130
      Other liabilities                  1,113,667           27,515           309,212
      Partners' capital                    690,282        1,893,669           274,514
                                       -----------      -----------       -----------

      TOTAL LIABILITIES AND
          PARTNERS' CAPITAL            $19,118,457      $ 1,921,184       $11,987,856
                                       ===========      ===========       ===========

         STATEMENT OF OPERATIONS

      Revenue                          $ 3,912,284      $       307       $ 1,946,722
      Less:  Operating expenses          1,681,225               --           633,308
             Other expenses              1,583,664           12,446           854,019
             Depreciation                  369,752               --           276,687
                                       -----------      -----------       -----------

      NET INCOME (LOSS)                $   277,643      $   (12,139)      $   182,708
                                       ===========      ===========       ===========

(a)   Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

                                       M&J/Grove           Dover            Shops at
                                        Limited            Farms             Clark's
                                      Partnership        Apartments         Pond LLC
                                      -----------       ------------       -----------
                                          (a)                (a)               (a)
         BALANCE SHEET

      Real estate - net of
        accumulated depreciation      $ 8,966,951       $ 12,939,076       $17,249,060
      Current assets                      525,626            135,092           198,141
      Other assets                        232,189             48,843           684,714
                                      -----------       ------------       -----------

      TOTAL ASSETS                    $ 9,724,766       $ 13,123,011       $18,131,915
                                      ===========       ============       ===========

      Mortgages payable               $ 6,453,994       $ 11,317,471       $15,847,296
      Other liabilities                   375,659            617,830            23,640
      Partners' capital                 2,895,113          1,187,710         2,260,979
                                      -----------       ------------       -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL             $ 9,724,766       $ 13,123,011       $18,131,915
                                      ===========       ============       ===========

         STATEMENT OF OPERATIONS

      Revenue                         $ 1,818,637       $  2,616,809       $ 2,771,556
      Less:  Operating expenses           926,617          1,400,771           924,325
             Other expenses               656,322            906,482         1,399,268
             Depreciation                 325,985            342,522           400,954
                                      -----------       ------------       -----------

      NET INCOME (LOSS)               $   (90,287)      $    (32,966)      $    47,009
                                      ===========       ============       ===========

(a)   Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      YEAR ENDED DECEMBER 31, 2000:

                                                           Rosemont           Prospect
                                                              28              Crossing
                                         Arlington          Limited           Limited
                                            LLC           Partnership       Partnership
                                       ------------       -----------       -----------
                                            (a)               (a)               (a)
      BALANCE SHEET

      Real estate - net of
         accumulated depreciation      $ 18,310,143       $ 1,909,955       $11,715,011
      Current assets                        315,046             5,272           356,397
      Other assets                          396,652               618                --
                                       ------------       -----------       -----------

      TOTAL ASSETS                     $ 19,021,841       $ 1,915,845       $12,071,408
                                       ============       ===========       ===========

      Mortgages payable                $ 17,152,387       $        --       $11,529,451
      Other liabilities                   1,439,820            21,337           216,472
      Partners' capital                     429,634         1,894,508           325,485
                                       ------------       -----------       -----------

      TOTAL LIABILITIES AND
          PARTNERS' CAPITAL            $ 19,021,841       $ 1,915,845       $12,071,408
                                       ============       ===========       ===========

         STATEMENT OF OPERATIONS

      Revenue                          $  3,205,327       $       696       $ 1,753,285
      Less:  Operating expenses           1,585,866                --           555,305
             Other expenses               1,462,930            10,211           865,011
             Depreciation                   357,094                --           268,928
                                       ------------       -----------       -----------

      NET INCOME (LOSS)                $   (200,563)      $    (9,515)      $    64,041
                                       ============       ===========       ===========

(a)   Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

                                       M&J/Grove         Dover             Shops at
                                        Limited          Farms              Clark's
                                      Partnership      Apartments          Pond LLC
                                      -----------     ------------       ------------
                                          (a)             (a)                 (a)
         BALANCE SHEET

      Real estate - net of
        accumulated depreciation      $9,083,278      $ 13,245,939       $ 17,413,431
      Current assets                     129,422           182,189            133,142
      Other assets                       164,864            62,337          1,051,015
                                      ----------      ------------       ------------

      TOTAL ASSETS                    $9,377,564      $ 13,490,465       $ 18,597,588
                                      ==========      ============       ============

      Mortgages payable               $5,915,568      $ 11,446,054       $ 15,948,904
      Other liabilities                  389,555           457,989             31,856
      Partners' capital                3,072,441         1,586,422          2,616,828
                                      ----------      ------------       ------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL             $9,377,564      $ 13,490,465       $ 18,597,588
                                      ==========      ============       ============

         STATEMENT OF OPERATIONS

      Revenue                         $1,757,636      $  2,652,102       $  1,482,012
      Less:  Operating expenses          919,986         1,374,058            579,987
             Other expenses              517,208           916,289            863,637
             Depreciation                317,670           533,194            222,714
                                      ----------      ------------       ------------

      NET INCOME (LOSS)               $    2,772      $   (171,439)      $   (184,326)
                                      ==========      ============       ============

(a)   Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 1999:

                                                            Rosemont
                                                               28
                                         Arlington          Limited
                                            LLC           Partnership
                                       ------------       -----------
                                           (a)                (a)
      BALANCE SHEET

      Real estate - net of
         accumulated depreciation      $ 11,778,375       $ 1,909,955
      Current assets                      4,096,895            14,845
      Other assets                          354,424               479
                                       ------------       -----------

      TOTAL ASSETS                     $ 16,229,694       $ 1,925,279
                                       ============       ===========

      Mortgages payable                $ 14,001,803       $        --
      Other liabilities                   1,465,857            21,256
      Partners' capital                     762,034         1,904,023
                                       ------------       -----------

      TOTAL LIABILITIES AND
          PARTNERS' CAPITAL            $ 16,229,694       $ 1,925,279
                                       ============       ===========

         STATEMENT OF OPERATIONS

      Revenue                          $  1,069,523       $       136
      Less:  Operating expenses             648,413                --
             Other expenses                 578,306            22,989
             Depreciation                    96,705                --
                                       ------------       -----------

      NET LOSS                         $   (253,901)      $   (22,853)
                                       ============       ===========

(a)   Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

                                       XXI Office       M&J/Grove         Dover
                                         Plaza           Limited          Farms
                                       Associates      Partnership      Apartments
                                       ----------      -----------     ------------
                                          (a)              (a)             (a)
        BALANCE SHEET

      Real estate - net of
        accumulated depreciation       $      --       $8,992,894      $ 13,675,273
      Current assets                          --          385,880           246,540
      Other assets                            --          152,925            65,832
                                       ---------       ----------      ------------

      TOTAL ASSETS                     $      --       $9,531,699      $ 13,987,645
                                       =========       ==========      ============

      Mortgages payable                $      --       $6,063,213      $ 11,564,830
      Other liabilities                       --          354,717           468,229
      Partners' capital                       --        3,113,769         1,954,586
                                       ---------       ----------      ------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL              $      --       $9,531,699      $ 13,987,645
                                       =========       ==========      ============

         STATEMENT OF OPERATIONS

      Revenue                          $ 985,989       $1,698,903      $  2,567,870
      Less:  Operating expenses          691,633          785,713         1,256,460
             Other expenses              660,671          529,266           926,071
             Depreciation                 68,710          315,174           569,403
                                       ---------       ----------      ------------

      NET INCOME (LOSS)                $(435,025)      $   68,750      $   (184,064)
                                       =========       ==========      ============

(a)   Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      M&J/Westwood Limited Partnership

      In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M&J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 145-unit all suites hotel and corporate rental project in Orlando, Florida, known as Tango Bay Suites Resort (Tango Bay Suites Resort is now Ramada Inn & Suites). On December 31, 1993, the Partnership acquired an additional 2.19% interest in M&J/Westwood Limited Partnership.

      In March 1993, the Partnership acquired a 63.64% undivided interest in Ramada Inn & Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Ramada Inn & Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Ramada Inn & Suites for an undivided interest in the 209 West Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 2001, from Ramada Inn & Suites (see Note 4).

      The property was sold in 2001 on the installment basis for $5,985,000. The Partnership's loan receivable is expected to be repaid over the next two years.

      Duke Realty Limited Partnership

      On December 2, 1994, the Partnership redeemed its interest in three partnerships for a direct ownership in an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see Note 10).

      On April 15, 1997, the Partnership converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation. On June 12, 1997, 12,500 shares were sold for $500,044, resulting in a gain of $383,419. On July 21, 1997, the remaining 12,500 shares were sold for $528,168, resulting in a gain of $411,543.

      On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2001.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      Rosemont 28 Limited Partnership

      The Partnership has invested a total of $757,524 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of land held for development in Orlando, Florida. Net cash flow and residual proceeds are distributed in accordance with the partners' respective interests.

      XXI Office Plaza Associates

      In February 1981, the Partnership invested $525,000 to obtain a 13.91% interest in XXI Office Plaza Associates, which owns an office plaza in Germantown, Maryland. In addition to the investment, the Partnership had a note receivable of $27,814 from XXI Office Plaza Associates. The note was repaid on August 10, 1999.

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

      On July 1, 1996, the Partnership invested an additional $98,100 in M&J/Grove in connection with the purchase of 981 Call Units, increasing its interest in this investment to 27.34%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M&J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. In March 2001, the loan was refinanced. The property is encumbered with a mortgage loan of $6,500,000, bearing interest at 6.6875% and maturing in April 2011. The property was also encumbered by unsecured debentures of $1,000,000, which matured on May 1, 2001, and bore interest at 9% per annum, payable quarterly. The debentures were repaid in 2001.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

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

      On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV. On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake Cook Office Development - Building Four Limited Partnership. In addition to the investment, the Partnership has notes receivable of $15,091, $71,872 and $87,600 from Lake Cook Office Development - Building Four Limited Partnership, L-C Office Partnership IV and M&J/Dover Limited Partnership, respectively. The Partnership contributed an additional $175,097 in 1997 and $60,379 in 1998 to maintain its 74.69% interest in L-C Office Partnership IV.

      M&J/Hotel Investors Limited Partnership

      On October 8, 1997, the Partnership invested $200,000 to obtain a 14.81% interest in M&J/Hotel Investors Limited Partnership, which owns a 164-room hotel in Kissimmee, Florida. At the time of purchase, the property was operating as the EconoLodge Maingate Central Hotel, but immediately following the closing, the property was converted to a Howard Johnson franchise. As of December 31, 2001, the investment in this property was deemed to have no liquidating value. The value of the assets of the property was less than the first mortgage loan that secures the property. As such, the Partnership's equity position was deemed worthless and written off in 2001.

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

DECEMBER 31, 2001, 2000 AND 1999

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

      The Partnership also has a non-interest-bearing unsecured loan payable to Arlington LLC in the amount of $11,027 at December 31, 2001 and 2000.

      On April 26, 2001, the Partnership invested $280,000 to release the letter of credit held by the mortgagee as credit enhancement for no additional interest in Arlington LLC.

      M&J/Prospect Crossing Limited Partnership

      On February 24, 2000, the Partnership invested $530,000 to obtain an 11.21% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois.

      M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 47).

      M&J/Clark Street, LLC

      On August 14, 2000, the Partnership invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

      M&J/Battery, LLC

      On May 31, 2001, the Partnership invested $300,000 to obtain a 15.79% interest in M&J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      M&J/Bayfair 580, LLC

      On June 6, 2001, M&J/Retail Limited Partnership invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

      CONSOLIDATED PARTNERSHIPS

      M&J/Sheridan Limited Partnership

      During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. The property was sold on July 31, 2001, resulting in a loss of $293,182.

      The financial position and results of operations at December 31, 2001, are included in the accompanying consolidated financial statements.

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

      On October 22, 1999, both the ownership and the debt were restructured. The Partnership and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Partnership's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Partnership is also responsible for additional equity contributions of $852,000, payable in three equal installments on the anniversary date of the closing. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. Funds in the amount of $804,588 have been drawn on the second note as of December 31, 2001.

      The financial position and results of operations at December 31, 2001, are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      M&J/Retail Limited Partnership

      The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in one strip shopping center in the metropolitan Chicago area and four partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

      During 1988, the Partnership invested $3,110,000 to obtain a 99% interest in M&J/Harlem Mortgage Limited Partnership. On December 31, 1993, the Partnership sold its 99% interest in M&J/Harlem Mortgage Limited Partnership to M&J/Retail for $3,150,000.

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North LLC. As a result of this transaction, M&J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC. M&J/Retail also invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC.

      On September 29, 1999, M&J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois.

      The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. The term of the loan is three years. (See also Page 44).

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

      On June 6, 2001, M&J/Retail invested $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California.

      The financial position and results of operations at December 31, 2001, are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 2001:

                                             209             M&J/            M&J/
                                             West          Sheridan         Retail
                                           Jackson         Limited          Limited
                                             LLC         Partnership      Partnership
                                         -----------     -----------      -----------
         BALANCE SHEET

      Real estate - net of
        accumulated depreciation         $11,962,190      $      --       $   538,577
      Current assets                          26,228          9,012            35,968
      Other assets                         1,192,425             --         2,474,807
                                         -----------      ---------       -----------

      TOTAL ASSETS                       $13,180,843      $   9,012       $ 3,049,352
                                         ===========      =========       ===========

      Mortgages payable                  $ 9,269,094      $      --       $   418,952
      Other long-term payables               900,000             --                --
      Current liabilities                  1,039,331          9,012           109,102
      Minority interest                      572,001             --         2,816,814
      Partners' capital (deficit)          1,400,417             --          (295,516)
                                         -----------      ---------       -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL (DEFICIT)      $13,180,843      $   9,012       $ 3,049,352
                                         ===========      =========       ===========

         STATEMENT OF OPERATIONS

      Revenue                            $ 3,289,267      $ (55,810)      $ 1,780,200
      Less:  Operating expenses            1,965,681        160,452           256,643
             Other expenses                  937,777         89,195           202,864
             Depreciation                    324,895        109,557           237,779
             Minority interest                17,665        136,241           511,715
                                         -----------      ---------       -----------

      NET INCOME (LOSS)                  $    43,249      $(551,255)      $   571,199
                                         ===========      =========       ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 2000:

                                           209              M&J/             M&J/
                                           West           Sheridan          Retail
                                         Jackson          Limited           Limited
                                           LLC          Partnership       Partnership
                                       -----------      -----------       -----------
         BALANCE SHEET

      Real estate - net of
        accumulated depreciation       $11,983,459      $ 2,566,405       $3,765,774
      Current assets                        13,250           27,999           36,111
      Other assets                         969,166           48,974        4,937,970
                                       -----------      -----------       ----------

      TOTAL ASSETS                     $12,965,875      $ 2,643,378       $8,739,855
                                       ===========      ===========       ==========

      Mortgages payable                $ 8,858,822      $ 1,297,613       $3,616,307
      Other long-term payables           1,916,866          492,000               --
      Current liabilities                  678,683          276,751          258,961
      Minority interest                    438,336         (134,637)       3,696,375
      Partners' capital                  1,073,168          711,651        1,168,212
                                       -----------      -----------       ----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL              $12,965,875      $ 2,643,378       $8,739,855
                                       ===========      ===========       ==========

         STATEMENT OF OPERATIONS

      Revenue                          $ 3,162,513      $   402,438       $7,130,978
      Less:  Operating expenses          1,749,802          215,330        1,344,590
             Other expenses                990,473          162,969          881,283
             Depreciation                  292,989          148,106          852,703
             Minority interest              37,482          (13,277)       1,914,903
                                       -----------      -----------       ----------

      NET INCOME (LOSS)                $    91,767      $  (110,690)      $2,137,499
                                       ===========      ===========       ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 1999:

                                            209               M&J/             M&J/
                                            West            Sheridan          Retail
                                          Jackson           Limited           Limited
                                            LLC           Partnership       Partnership
                                       ------------       -----------       -----------
         BALANCE SHEET

      Real estate - net of
        accumulated depreciation       $ 11,719,303       $ 2,595,216       $16,580,845
      Current assets                         21,093            23,202            66,279
      Other assets                          675,604           154,680         2,711,880
                                       ------------       -----------       -----------

      TOTAL ASSETS                     $ 12,416,000       $ 2,773,098       $19,359,004
                                       ============       ===========       ===========

      Mortgages payable                $  8,590,814       $ 1,333,187       $14,986,133
      Other long-term payables            2,100,000           492,000                --
      Current liabilities                   742,931           246,931         1,418,488
      Minority interest                     284,854          (121,361)        1,981,304
      Partners' capital                     697,401           822,341           973,079
                                       ------------       -----------       -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL              $ 12,416,000       $ 2,773,098       $19,359,004
                                       ============       ===========       ===========

         STATEMENT OF OPERATIONS

      Revenue                          $    550,481       $   432,132       $ 4,387,364
      Less:  Operating expenses             322,737           210,067         1,998,616
             Other expenses                 190,529           159,613         1,180,608
             Depreciation                    54,960           128,702           519,671
             Minority interest               (5,146)           (7,095)          323,831
                                       ------------       -----------       -----------

      NET INCOME (LOSS)                $    (12,599)      $   (59,155)      $   364,638
                                       ============       ===========       ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

4 - LOANS RECEIVABLE

                                                           2001          2000
                                                         --------      --------
      Ramada Inn & Suites

      Unsecured promissory note bearing interest at
      3% over prime issued in connection with
      Ramada Inn & Suites located in Orlando,
      Florida. The note is due on demand or, if
      demand is not sooner made, on December 31,
      2002 (see Note 3)                                  $731,124      $731,124

      L-C Office Partnership IV

      Unsecured promissory note bearing interest at
      2% over prime issued in connection with the
      Dover Farms Apartments located in North
      Royalton, Ohio. The note is due on demand or,
      if demand is not sooner made, on December 31,
      2002                                                 71,872        71,872

      Lake Cook Office Development - Building Four
      Limited Partnership

      Unsecured promissory note bearing interest at
      2% over prime issued in connection with the
      Dover Farms Apartments located in North
      Royalton, Ohio. The note is due on demand or,
      if demand is not sooner made, on December 31,
      2002                                                 15,091        15,091

      M&J/Dover Limited Partnership

      Unsecured promissory note bearing interest at
      prime issued in connection with the Dover
      Farms Apartments located in North Royalton,
      Ohio. The note is due on demand or, if demand
      is not sooner made, on December 31, 2002             87,600            --
                                                         --------      --------

                                                         $905,687      $818,087
                                                         ========      ========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

5 - MORTGAGES PAYABLE

      The mortgages payable at December 31, 2001, consist of:

                                                                            OUTSTANDING
                                               ORIGINAL                       BALANCE
                                               PRINCIPAL      MONTHLY       DECEMBER 31,
                                                AMOUNT        PAYMENTS          2001
                                              -----------     --------      -----------
      180 North Michigan, 7.13%
        due monthly to September 1,
        2008 (a)                              $ 7,300,000      $49,206      $ 7,060,591

      Naperville Office Court,
        7.13% due monthly to
        August 1, 2008 (b)                      4,500,000       30,337        4,348,960

      209 West Jackson,
        8.95% due October 1, 2004 (c)          10,000,000       68,888        9,269,094

      Evergreen Commons, 7.88% due
        April 30, 2004 (d)                        530,000        4,516          418,952
                                                                            -----------

      TOTAL OUTSTANDING MORTGAGE BALANCE                                    $21,097,597
                                                                            ===========

                                                                                PRINCIPAL PAYMENTS
                                                 -----------------------------------------------------------------------------------
                                                                           DURING YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
                                                   2002         2003            2004           2005          2006        THEREAFTER
                                                 --------     --------       ----------      --------      --------     ------------
      180 North Michigan, 7.13%
        due monthly to September 1,
        2008 (a)                                 $ 82,359     $ 88,514       $   93,690      $102,131      $109,764      $ 6,584,133

      Naperville Office Court,
        7.13% due monthly to
        August 1, 2008 (b)                         51,026       54,840           58,052        63,276        68,005        4,053,761

      209 West Jackson,
        8.95% due October 1, 2004 (c)              83,916       91,697        9,093,481            --            --               --

      Evergreen Commons, 7.88% due
        April 30, 2004 (d)                         20,722       22,416          375,814            --            --               --
                                                 --------     --------       ----------      --------      --------      -----------

      TOTAL OUTSTANDING MORTGAGE BALANCE         $238,023     $257,467       $9,621,037      $165,407      $177,769      $10,637,894
                                                 ========     ========       ==========      ========      ========      ===========

(a)   A balloon payment of $6,283,329 will be due September 1, 2008.
(b)   A balloon payment of $3,946,123 will be due August 1, 2008.
(c) A balloon payment of $8,823,280 will be due October 1, 2004. The original principal amount of $10,000,000 is divided into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. As of December 31, 2001, $804,588 has been drawn on the second note.
(d)   A balloon payment of $369,898 will be due April 30, 2004.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

6 - RELATED PARTY TRANSACTIONS

      Management and Other Fees

      Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 2001, 2000 and 1999, were $1,245,523, $1,424,852 and $1,105,123, respectively. These fees related to a portfolio encompassing over 400,000 square feet at times.

      At December 31, 2001 and 2000, $15,263 and $21,743, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

      Professional Fees

      Professional fees paid during the years ended December 31, 2001, 2000 and 1999, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $44,417, $46,583 and $40,244, respectively. For the years ended December 31, 2001, 2000 and 1999, $98,256, $88,562 and $70,348, respectively, were paid to M&J Wilkow, Ltd. for professional services.

      Investments in Partnerships

      The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

      Rental Income

      Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $257,519, $245,480 and $219,516 for the years ended December 31, 2001, 2000 and 1999, respectively, under a lease for office space.

      Receivables

      Included in receivables at December 31, 2000, is a $216,866 advance made to M&J Wilkow, Ltd. as a result of a bookkeeping error. This advance was made in December of 2000 and was repaid in January of 2001.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

7 - RENTALS RECEIVABLE UNDER OPERATING LEASES

      Minimum future rentals receivable by the Partnership on noncancelable operating leases as of December 31, 2001, are as follows:

                                  Year Ending
                                  December 31,                    Total
                                  ------------                -------------
                                     2002                     $   6,442,527
                                     2003                         5,128,939
                                     2004                         3,781,384
                                     2005                         3,440,643
                                     2006                         1,921,669
                                     Thereafter                   3,396,811
                                                              -------------

                                        Total                 $  24,111,973
                                                              =============

8 - PARTNERS' CAPITAL

      At December 31, 2001, general partner units totaled 8,614 units and the general partners also beneficially owned 4,160 limited partner units.

      At December 31, 2000, general partner units totaled 7,890 units and the general partners also beneficially owned 3,717 limited partner units.

      At December 31, 1999, general partner units totaled 7,650 units and the general partners also beneficially owned 3,388 limited partner units.

9 - COMMITMENTS AND CONTINGENCIES

      As of December 31, 2001, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 1, 2001, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 2001, there are no amounts outstanding under this facility.

      As of December 31, 2001 and 2000, the Partnership, through its investment in M&J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit relating to Marketfair North, of which M&J/Retail Limited Partnership is an equity holder.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

10 - SUBSEQUENT EVENTS

      In January 2002, the Partnership made a distribution in the amount of $170,916, or $1.00 per unit.

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

      The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

     Name                Position         Age           Other Positions          Relation to Other Officer
     ----                --------         ---           ---------------          -------------------------
Marc R. Wilkow           General          52            General Counsel          Brother of Clifton Wilkow
                         Partner

Clifton J. Wilkow        General          49            None                     Brother of Marc Wilkow
                         Partner

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

      (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 2001:

                                                                  Amount
                                                            Beneficially Owned          % of Owned
                                                            ------------------          ----------
          General Partnership Units                               8,614                     5.04%
          Units of Limited
            Partnership Interest                                  4,160                     2.43%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 2001, 2000 and 1999, were $1,245,523, $1,424,852 and $1,105,123, respectively (see Note 7 to
Consolidated Financial Statements).

      Professional fees paid during the years ended December 31, 2001, 2000 and 1999, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $44,417, $46,583 and $40,244, respectively.

      Professional fees paid during the years ended December 31, 2001, 2000 and 1999, to M&J Wilkow, Ltd. were $98,256, $88,562 and $70,348, respectively.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as a part of this report:

            1. The Index to Consolidated Financial Statements is set forth on Page 25

            2.    Financial Statement Schedules:

                                                                                          Page No.
                                                                                          --------
                  Independent Auditor's Report                                               26

                  Schedule VIII - Valuation and Qualifying Accounts and Reserves,
                  Years Ended December 31, 2001, 2000 and 1999                               60

                  Schedule X - Supplementary Profit and Loss Information,
                  Years Ended December 31, 2001, 2000 and 1999                               61

                  Schedule XI - Real Estate and Accumulated Depreciation,
                  Year Ended December 31, 2001                                               62

                  Notes to Schedule XI                                                       64

                  Schedule XIII - Investments in, Equity in Earnings of,
                  and Drawings Received From Affiliates and Other Persons,
                  Years Ended December 31, 2001, 2000 and 1999                               75

            Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

            3.    Exhibits: See Index to Exhibits on Page 83

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2001.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  COLUMN B          COLUMN C        COLUMN D         COLUMN E
                                                                                                                     ADDITIONS
                                                BALANCE AT       CHARGED TO                                         BALANCE AT
                                                 BEGINNING        PROFIT OR                                          CLOSE OF
                                                  OF YEAR          INCOME            OTHER         DEDUCTIONS          YEAR
                                               ------------     ------------      -----------     ------------     ------------
YEAR ENDED DECEMBER 31, 1999

     Reserve for bad debts                     $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

     Reserve for losses on loans               $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

     Reserve for valuation of investments      $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

YEAR ENDED DECEMBER 31, 2000

     Reserve for bad debts                     $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

     Reserve for losses on loans               $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

     Reserve for valuation of investments      $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

YEAR ENDED DECEMBER 31, 2001

     Reserve for bad debts                     $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

     Reserve for losses on loans               $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

     Reserve for valuation of investments      $         --     $         --      $        --     $         --     $         --
                                               ============     ============      ===========     ============     ============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION

---------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                              2001            2000            1999
---------------------------------------------------------------------------------------------
1.   REPAIRS AND MAINTENANCE
       Name of property:
          180 North Michigan                       $  483,482      $  520,494      $  382,422
          Naperville Office Court                      87,088          52,586          38,793
          209 West Jackson                            385,815         365,489          67,651
          Highland Park Professional Building          36,487          40,131          36,788
          Waterfall Plaza                               9,026          21,369          10,773
          Retail Centers                                4,189          90,680         148,992
                                                   ----------      ----------      ----------

       TOTAL                                       $1,006,087      $1,090,749      $  685,419
                                                   ==========      ==========      ==========

2.   DEPRECIATION, DEPLETION AND AMORTIZATION
       OF FIXED AND INTANGIBLE ASSETS
          Depreciation expense                     $1,251,224      $1,570,765      $1,484,467
          Amortization expense                        440,460         678,955         324,741
                                                   ----------      ----------      ----------

       TOTAL                                       $1,691,684      $2,249,720      $1,809,208
                                                   ==========      ==========      ==========

3.   TAXES, OTHER THAN INCOME TAXES
       Real estate taxes:
          Fairplay Foods                           $       --      $       --      $  130,600
          180 North Michigan                          546,379         629,889         665,976
          Naperville Office Court                     106,929         102,423         106,175
          Highland Park Professional Building          14,398          53,303          47,526
          Retail Centers                               54,402         690,982       1,111,024
          Waterfall Plaza                              77,390         139,204         145,342
          209 West Jackson                            535,663         439,349          60,378
                                                   ----------      ----------      ----------

       TOTAL                                       $1,335,161      $2,055,150      $2,267,021
                                                   ==========      ==========      ==========

4.   MANAGEMENT FEES                               $  678,759      $  800,051      $  734,942
                                                   ==========      ==========      ==========

5.   RENTS
       Ground rent - 180 North Michigan            $   11,855      $   11,855      $   11,855
                                                   ==========      ==========      ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

YEAR ENDED DECEMBER 31, 2001

                                                                                INITIAL COST TO                COST CAPITALIZED
                                                                                    COMPANY                SUBSEQUENT TO ACQUISITION
                                                                         ------------------------------   --------------------------
                                                                                           BUILDINGS
                                                                                              AND                           CARRYING
                                      DESCRIPTION       ENCUMBRANCES        LAND          IMPROVEMENTS    IMPROVEMENTS        COST
                                      -----------       ------------     -----------     --------------   -------------    ---------
     Naperville Office Court,         Office
       Naperville, Illinois             Building        $  4,348,960     $ 1,796,459     $    3,321,535   $   2,070,998    $      --
     180 North Michigan,              Office
       Chicago, Illinois                Building           7,060,591       1,061,120          6,550,000       6,979,782           --
     209 West Jackson,                Office
       Chicago, Illinois                Building (B)       9,269,094       1,172,490         10,552,406         846,746           --
     One Strip Shopping Center:
       Evergreen Commons,             Shopping
         Evergreen Park, Illinois      Center (A)            418,952          70,307            632,760          60,208           --
                                                        ------------     -----------     --------------   -------------    ---------

     TOTAL                                              $ 21,097,597     $ 4,100,376     $   21,056,701   $   9,957,734    $      --
                                                        ============     ===========     ==============   =============    =========

See Notes 1, 2 and 3 accompanying Schedule XI.

(A) Owned by M&J/Retail Limited Partnership; 53%-owned subsidiary of First Wilkow Venture.
(B)   Owned by 209 West Jackson LLC; 71%-owned subsidiary of First Wilkow
      Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEAR ENDED DECEMBER 31, 2001

                                                 GROSS AMOUNT AT WHICH CARRIED AT
                                                        DECEMBER 31, 2001
                                          --------------------------------------------
                                                           BUILDINGS
                                                              AND                           ACCUMULATED
                                             LAND         IMPROVEMENTS        TOTAL         DEPRECIATION
                                          ----------      ------------     -----------      ------------
      Naperville Office Court,
          Naperville, Illinois            $1,796,459      $ 5,392,533      $ 7,188,992      $ 2,549,015
      180 North Michigan,
          Chicago, Illinois                1,061,120       13,529,782       14,590,902        8,747,907

      209 West Jackson,
          Chicago, Illinois                1,172,490       11,399,152       12,571,642          609,451

      One Strip Shopping Center:
          Evergreen Commons,
            Evergreen Park, Illinois          70,307          692,968          763,275          224,698
                                          ----------      -----------      -----------      -----------

      TOTAL                               $4,100,376      $31,014,435      $35,114,811      $12,131,071
                                          ==========      ===========      ===========      ===========

                                                                           LIFE ON WHICH
                                          DATE OF             DATE        DEPRECIATION IS
                                       CONSTRUCTION         ACQUIRED          COMPUTED
                                      --------------     -------------    ---------------
   Naperville Office Court,
       Naperville, Illinois                1980               1986           25 Years
   180 North Michigan,
       Chicago, Illinois                   1926               1968           35 Years
                                    Renovated in 1967
   209 West Jackson,
       Chicago, Illinois                   1898               1999           40 Years
                                    Renovated in 1989
   One Strip Shopping Center:
       Evergreen Commons,
         Evergreen Park, Illinois          1987               1988           40 Years

   TOTAL

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH OF THE YEARS ENDED
    DECEMBER 31, 2001, 2000 AND 1999

                                                 BALANCE AT                                                          BALANCE
                                                BEGINNING OF      ADDITION                       OTHER CHARGES        AT END
                                                    YEAR           AT COST       RETIREMENTS      ADD (DEDUCT)       OF YEAR
                                                -----------      ----------      -----------     -------------     -----------
      BUILDINGS AND IMPROVEMENTS -
      YEAR ENDED DECEMBER 31, 2001

      Naperville Office Court,
         Naperville, Illinois                   $ 5,696,152      $  460,510      $   764,129      $        --      $ 5,392,533
      180 North Michigan,
         Chicago, Illinois                       13,757,515         404,970          632,703               --       13,529,782
      Highland Park Professional Building,
         Highland Park, Illinois                  3,815,053          15,662        3,830,715               --               --
      Waterfall Plaza,
         Orland Park, Illinois                    1,728,583           7,776        1,736,359               --               --
      209 West Jackson,
         Chicago, Illinois                       11,136,999         262,153               --               --       11,399,152
      Three Strip Shopping Centers:
         Oak Lawn Square,
           Oak Lawn, Illinois                     1,451,382              --        1,451,382               --               --
         Archer and Central,
           Chicago, Illinois                      2,617,546              --        2,617,546               --               --
         Evergreen Commons,
           Evergreen Park, Illinois                 692,968              --               --               --          692,968
                                                -----------      ----------      -----------      -----------      -----------

      TOTAL                                     $40,896,198      $1,151,071      $11,032,834      $        --      $31,014,435
                                                ===========      ==========      ===========      ===========      ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH OF THE YEARS ENDED
    DECEMBER 31, 2001, 2000 AND 1999

                                                 BALANCE AT                                                    BALANCE
                                                BEGINNING OF     ADDITION                  OTHER CHARGES        AT END
                                                    YEAR          AT COST   RETIREMENTS     ADD (DEDUCT)       OF YEAR
                                                ------------     --------   -----------    -------------     -----------
      BUILDINGS AND IMPROVEMENTS -
      YEAR ENDED DECEMBER 31, 2000

      Naperville Office Court,
         Naperville, Illinois                   $ 5,580,284      $115,868   $       --      $        --      $ 5,696,152

      180 North Michigan,
         Chicago, Illinois                       13,400,521       370,927       13,933               --       13,757,515

      Highland Park Professional Building,
         Highland Park, Illinois                  3,710,444       108,302        3,693               --        3,815,053

      Waterfall Plaza,
         Orland Park, Illinois                    1,728,583            --           --               --        1,728,583

      209 West Jackson,
         Chicago, Illinois                       10,601,774       535,225           --               --       11,136,999

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  BALANCE AT                                                          BALANCE
                                                 BEGINNING OF       ADDITION                      OTHER CHARGES        AT END
                                                     YEAR           AT COST       RETIREMENTS      ADD (DEDUCT)       OF YEAR
                                                 -----------      -----------     -----------     -------------     -----------
      Nine Strip Shopping Centers:

          Oak Lawn Promenade,
             Oak Lawn, Illinois                  $ 4,175,701      $    22,063     $ 4,197,764      $        --      $        --

          Oak Lawn Square,
             Oak Lawn, Illinois                    1,445,442            5,940              --               --        1,451,382

          Broadway Festival,
             Chicago, Illinois                     2,880,458           37,230       2,917,688               --               --

          Irving and Kimball,
             Chicago, Illinois                     1,787,318               --       1,787,318               --               --

          Melrose and Kimball,
             Chicago, Illinois                     1,396,752               --       1,396,752               --               --

          Archer and Central,
             Chicago, Illinois                     2,617,546               --              --               --        2,617,546

          Evergreen Commons,
             Evergreen Park, Illinois                692,968               --              --               --          692,968

          Diversey and Sheffield,
             Chicago, Illinois                     1,903,035               --       1,903,035               --               --

          Harlem and North Shopping Center,
             Oak Park, Illinois                    2,977,596               --       2,977,596               --               --
                                                 -----------      -----------     -----------      -----------      -----------

          TOTAL                                  $54,898,422      $ 1,195,555     $15,197,779      $        --      $40,896,198
                                                 ===========      ===========     ===========      ===========      ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH OF THE YEARS ENDED
    DECEMBER 31, 2001, 2000 AND 1999

                                                 BALANCE AT                                                         BALANCE
                                                BEGINNING OF       ADDITION                   OTHER CHARGES          AT END
                                                    YEAR           AT COST      RETIREMENTS    ADD (DEDUCT)         OF YEAR
                                                -----------       ---------     -----------   -------------        ---------
      BUILDINGS AND IMPROVEMENTS -
      YEAR ENDED DECEMBER 31, 1999

      Fairplay Foods,
         Chicago, Illinois                      $ 1,562,842      $        --    $ 1,562,842     $        --      $        --

      Naperville Office Court,
         Naperville, Illinois                     5,532,583           47,701             --              --        5,580,284

      180 North Michigan,
         Chicago, Illinois                       12,877,269          983,838        460,586              --       13,400,521

      Highland Park Professional Building,
         Highland Park, Illinois                  3,693,350           17,094             --              --        3,710,444

      Waterfall Plaza,
         Orland Park, Illinois                    1,672,320           56,263             --              --        1,728,583

      209 West Jackson,
         Chicago, Illinois                               --       10,601,774             --              --       10,601,774

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  BALANCE AT                                                          BALANCE
                                                 BEGINNING OF       ADDITION                      OTHER CHARGES        AT END
                                                     YEAR           AT COST        RETIREMENTS     ADD (DEDUCT)       OF YEAR
                                                 -----------      -----------      -----------    -------------     -----------
      Ten Strip Shopping Centers:

          Oak Lawn Promenade,
             Oak Lawn, Illinois                  $ 3,966,292      $   209,409      $        --     $        --      $ 4,175,701

          Oak Lawn Square,
             Oak Lawn, Illinois                    1,433,329           12,113               --              --        1,445,442

          Broadway Festival,
             Chicago, Illinois                     3,445,751            9,975          575,268              --        2,880,458

          Irving and Kimball,
             Chicago, Illinois                     1,787,318               --               --              --        1,787,318

          Melrose and Kimball,
             Chicago, Illinois                     1,396,752               --               --              --        1,396,752

          Archer and Central,
             Chicago, Illinois                     2,617,546               --               --              --        2,617,546

          Evergreen Commons,
             Evergreen Park, Illinois                678,793           14,175               --              --          692,968

          111th and Western,
             Chicago, Illinois                       754,896               --          754,896              --               --

          Diversey and Sheffield,
             Chicago, Illinois                     2,359,026            8,809          464,800              --        1,903,035

          Harlem and North Shopping Center,
             Oak Park, Illinois                    2,977,596               --               --              --        2,977,596
                                                 -----------      -----------      -----------     -----------      -----------

          TOTAL                                  $46,755,663      $11,961,151      $ 3,818,392     $        --      $54,898,422
                                                 ===========      ===========      ===========     ===========      ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE DURING EACH OF
    THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 BALANCE AT                                                        BALANCE
                                                BEGINNING OF      ADDITION                      OTHER CHARGES       AT END
                                                    YEAR           AT COST       RETIREMENTS     ADD (DEDUCT)      OF YEAR
                                                -----------      -----------     -----------    -------------    -----------
      YEAR ENDED DECEMBER 31, 2001

      Naperville Office Court,
        Naperville, Illinois                    $ 2,596,206      $   238,103     $   285,294     $        --     $ 2,549,015
      180 North Michigan,
        Chicago, Illinois                         8,507,943          525,823         285,859              --       8,747,907
      Highland Park Professional Building,
        Highland Park, Illinois                   1,406,648           80,741       1,487,389              --              --
      Waterfall Plaza,
        Orland Park, Illinois                       312,263           25,278         337,541              --              --
      209 West Jackson,
        Chicago, Illinois                           326,029          283,422              --              --         609,451
      Three Strip Shopping Centers:
        Oak Lawn Square,
           Oak Lawn, Illinois                       449,659           27,213         476,872              --              --
        Archer and Central,
           Chicago, Illinois                        813,205           49,078         862,283              --              --
        Evergreen Commons,
           Evergreen Park, Illinois                 207,373           93,617          76,292              --         224,698
                                                -----------      -----------     -----------     -----------     -----------

      TOTAL                                     $14,619,326      $ 1,323,275     $ 3,811,530     $        --     $12,131,071
                                                ===========      ===========     ===========     ===========     ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE DURING EACH OF
    THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 BALANCE AT                                                       BALANCE
                                                BEGINNING OF      ADDITION                      OTHER CHARGES      AT END
                                                    YEAR           AT COST       RETIREMENTS     ADD (DEDUCT)     OF YEAR
                                                ------------    -------------    -----------    -------------   -----------
      YEAR ENDED DECEMBER 31, 2000

      Naperville Office Court,
        Naperville, Illinois                    $  2,371,852    $     224,354    $       --       $     --      $ 2,596,206

      180 North Michigan,
        Chicago, Illinois                          8,018,333          503,544        13,934             --        8,507,943

      Highland Park Professional Building,
        Highland Park, Illinois                    1,273,228          133,420            --             --        1,406,648

      Waterfall Plaza,
        Orland Park, Illinois                        269,048           43,215            --             --          312,263

      209 West Jackson,
        Chicago, Illinois                             54,960          271,069            --             --          326,029

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   BALANCE AT                                                           BALANCE
                                                  BEGINNING OF      ADDITION                      OTHER CHARGES          AT END
                                                      YEAR           AT COST       RETIREMENTS     ADD (DEDUCT)         OF YEAR
                                                 -------------    -------------    -----------    -------------      -------------
      Nine Strip Shopping Centers:

          Oak Lawn Promenade,
            Oak Lawn, Illinois                   $   1,256,411    $      92,425    $ 1,348,836    $          --      $          --

          Oak Lawn Square,
            Oak Lawn, Illinois                         413,524           36,135             --               --            449,659

          Broadway Festival,
            Chicago, Illinois                          856,421           45,327        901,748               --                 --

          Irving and Kimball,
            Chicago, Illinois                          491,890           18,536        510,426               --                 --

          Melrose and Kimball,
            Chicago, Illinois                          410,299           14,548        424,847               --                 --

          Archer and Central,
            Chicago, Illinois                          747,767           65,438             --               --            813,205

          Evergreen Commons,
            Evergreen Park, Illinois                   190,048           17,325             --               --            207,373

          Diversey and Sheffield,
            Chicago, Illinois                          507,551           32,176        539,727               --                 --

          Harlem and North Shopping Center,
            Oak Park, Illinois                         470,019           68,271        538,290               --                 --
                                                 -------------    -------------    -----------    -------------      -------------

          TOTAL                                  $  17,331,351    $   1,565,783    $ 4,277,808    $          --      $  14,619,326
                                                 =============    =============    ===========    =============      =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2 - RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE DURING EACH OF
    THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   BALANCE AT                                                           BALANCE
                                                  BEGINNING OF      ADDITION                      OTHER CHARGES          AT END
                                                      YEAR           AT COST       RETIREMENTS     ADD (DEDUCT)         OF YEAR
                                                 -------------    -------------    -----------    -------------      -------------
      YEAR ENDED DECEMBER 31, 1999

      Fairplay Foods,
        Chicago, Illinois                        $  1,562,842     $         --     $ 1,562,842    $         --       $         --

      Naperville Office Court,
        Naperville, Illinois                        2,152,479          219,373              --              --          2,371,852

      180 North Michigan,
        Chicago, Illinois                           7,965,439          513,480         460,586              --          8,018,333

      Highland Park Professional Building,
        Highland Park, Illinois                     1,144,526          128,702              --              --          1,273,228

      Waterfall Plaza,
        Orland Park, Illinois                         226,512           42,536              --              --            269,048

      209 West Jackson,
        Chicago, Illinois                                  --           54,960              --              --             54,960

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   BALANCE AT                                                           BALANCE
                                                  BEGINNING OF      ADDITION                      OTHER CHARGES          AT END
                                                     YEAR            AT COST       RETIREMENTS     ADD (DEDUCT)         OF YEAR
                                                 -------------    -------------    -----------    -------------      -------------
      Ten Strip Shopping Centers:

          Oak Lawn Promenade,
             Oak Lawn, Illinois                  $   1,156,943    $      99,468    $        --    $          --      $   1,256,411

          Oak Lawn Square,
             Oak Lawn, Illinois                        377,441           36,083             --               --            413,524

          Broadway Festival,
             Chicago, Illinois                         949,849           75,555        168,983               --            856,421

          Irving and Kimball,
             Chicago, Illinois                         447,207           44,683             --               --            491,890

          Melrose and Kimball,
             Chicago, Illinois                         375,380           34,919             --               --            410,299

          Archer and Central,
             Chicago, Illinois                         682,328           65,439             --               --            747,767

          Evergreen Commons,
             Evergreen Park, Illinois                  173,004           17,044             --               --            190,048

          111th and Western,
             Chicago, Illinois                         186,730           18,872        205,602               --                 --

          Diversey and Sheffield,
             Chicago, Illinois                         575,953           50,703        119,105               --            507,551

          Harlem and North Shopping Center,
             Oak Park, Illinois                        395,579           74,440             --               --            470,019
                                                 -------------    -------------    -----------    -------------      -------------

          TOTAL                                  $  18,372,212    $   1,476,257    $ 2,517,118    $          --      $  17,331,351
                                                 =============    =============    ===========    =============      =============

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

3 - BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES

                                                          BUILDINGS
                                                             AND
                                            LAND         IMPROVEMENTS
                                         ----------      ------------
                                                             (A)
      First Wilkow Venture:
         180 North Michigan              $1,061,120      $ 4,877,542
         Naperville Office Court            280,390        1,691,469
                                         ----------      -----------

             Subtotal                     1,341,510        6,569,011
                                         ----------      -----------

      Subsidiaries:
         209 West Jackson                 1,581,844        7,607,827
         One Strip Shopping Center:
           Evergreen Commons                 70,307          468,268
                                         ----------      -----------

             Subtotal                     1,652,151        8,076,095
                                         ----------      -----------

             Total Consolidated          $2,993,661      $14,645,106
                                         ==========      ===========

(A)   Net of accumulated depreciation

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 2001:

     COLUMN A                                            COLUMN B         COLUMN C                    COLUMN D             COLUMN E
     --------                                            --------         --------                    --------             --------

                                                        BALANCE AT       ADDITIONS                   DEDUCTIONS             BALANCE
                                                       BEGINNING OF  ------------------     ----------------------------    AT END
                                                           YEAR       INCOME    OTHER         LOSS       DRAWS    OTHER     OF YEAR
                                                        ----------   -------   --------     --------   --------  -------  ----------
      INVESTMENTS IN PARTNERSHIPS ACCOUNTED
        FOR BY THE EQUITY METHOD
          Registrant:
            L-C Office Partnership IV                   $  214,415   $    --   $     --     $ 56,919   $     --  $    --  $  157,496
            M&J/Grove Limited Partnership                  567,112    20,491         --           --     41,883       --     545,720
            Rosemont 28 Limited Partnership                561,648        --      2,590        2,180         --       --     562,058
            Arlington LLC (B)                            1,340,651        --    280,000(D)    69,372    125,280       --  1,425,999
            M&J/Prospect Crossing Limited Partnership      502,644    18,340         --           --     27,263       --     493,721
                                                        ----------   -------   --------     --------   --------  -------  ----------
                 Total Registrant                        3,186,470    38,831    282,590      128,471    194,426       --   3,184,994

          M&J/Clarkfair Limited Partnership (A)(C)         323,225    18,328         --           --     51,875       --     289,678
          M&J/Prospect Crossing Limited
             Partnership (A)                               474,189    13,233         --           --     25,720       --     461,702
          Fulcrum, LLC (A)                               1,061,261    27,204         --           --    143,007       --     945,458
                                                        ----------   -------   --------     --------   --------  -------  ----------

      TOTAL INVESTMENTS - EQUITY METHOD                 $5,045,145   $97,596   $282,590     $128,471   $415,028  $    --  $4,881,832
                                                        ==========   =======   ========     ========   ========  =======  ==========

(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(B)   Includes investments by the Registrant and M&J/Retail Limited Partnership.
(C)   Investment was accounted for under the cost method prior to 2000.
(D)   Investment to release letter of credit held by mortgagee.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 2001:

     COLUMN A                                                  COLUMN B               COLUMN C
     --------                                                  --------               --------

                                                              BALANCE AT             ADDITIONS
                                                             BEGINNING OF     ------------------------
                                                                 YEAR           INCOME        OTHER
                                                              ----------      ----------    ----------
      INVESTMENTS IN PARTNERSHIPS ACCOUNTED
        FOR BY THE COST METHOD
           Registrant:
              M&J/Eden Prairie Limited Partnership            $  140,174      $   17,129    $       --
              Duke Realty Limited Partnership                    235,654          85,525            --
              First Candlewick Associates                        125,950          28,380            --
              Second Wilkow Venture                               64,813           7,092            --
              Wilkow/Retail Partners Limited Partnership           2,799           1,493            --
              Lake Cook Office Development IV                      2,068              --            --
              M&J/Hotel Investors Limited Partnership            200,000              --            --
              M&J/Mid Oak Limited Partnership                     70,000           4,725            --
              Mid Oak Plaza LLC                                       10              --            --
              M&J/NCT Louisville LP                              300,000          27,000            --
              M&J/LaSalle Limited Partnership                      6,480              --            --
              Wilkow/Grove Limited Partnership                        --             161            --
              M&J/Clark Street, LLC                              577,000          54,238            --
              M&J/Battery, LLC (B)                                    --           8,569       300,000(B)
                                                              ----------      ----------    ----------
                   Total Registrant                            1,724,948         234,312       300,000
           Northlake Tower Limited Partnership (A)               750,000          71,331            --
           Yorkshire Plaza Investors, LLC (A)                    243,000          26,730            --
           M&J/Bayfair 580, LLC (A)(B)                                --              --       371,000(B)
                                                              ----------      ----------    ----------

      TOTAL INVESTMENTS - COST METHOD                         $2,717,948      $  332,373    $  671,000
                                                              ==========      ==========    ==========

     COLUMN A                                                                 COLUMN D                        COLUMN E
     --------                                                                 --------                        --------

                                                                             DEDUCTIONS                       BALANCE
                                                             -----------------------------------------         AT END
                                                                 LOSS            DRAWS        OTHER           OF YEAR
                                                             -----------      ----------    ----------       ----------
      INVESTMENTS IN PARTNERSHIPS ACCOUNTED
        FOR BY THE COST METHOD
           Registrant:
              M&J/Eden Prairie Limited Partnership           $        --      $   17,129    $       --       $  140,174
              Duke Realty Limited Partnership                         --          85,525            --          235,654
              First Candlewick Associates                             --          28,380            --          125,950
              Second Wilkow Venture                                   --           7,092            --           64,813
              Wilkow/Retail Partners Limited Partnership              --           1,493            --            2,799
              Lake Cook Office Development IV                         --              --            --            2,068
              M&J/Hotel Investors Limited Partnership                 --              --       200,000(C)            --
              M&J/Mid Oak Limited Partnership                         --           4,725            --           70,000
              Mid Oak Plaza LLC                                       --              --            --               10
              M&J/NCT Louisville LP                                   --          27,000            --          300,000
              M&J/LaSalle Limited Partnership                         --              --            --            6,480
              Wilkow/Grove Limited Partnership                        --             161            --               --
              M&J/Clark Street, LLC                                   --          54,238            --          577,000
              M&J/Battery, LLC (B)                                    --           8,569            --          300,000
                                                             -----------      ----------    ----------       ----------
                   Total Registrant                                   --         234,312       200,000        1,824,948
           Northlake Tower Limited Partnership (A)                    --          71,331            --          750,000
           Yorkshire Plaza Investors, LLC (A)                         --          26,730            --          243,000
           M&J/Bayfair 580, LLC (A)(B)                                --              --            --          371,000
                                                             -----------      ----------    ----------       ----------

      TOTAL INVESTMENTS - COST METHOD                        $        --      $  332,373    $  200,000       $3,188,948
                                                             ===========      ==========    ==========       ==========

(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(B)   New investment.
(C)   Provision for loss in book value.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 2000:

     COLUMN A                                       COLUMN B          COLUMN C                     COLUMN D               COLUMN E
     --------                                       --------          --------                     --------               --------

                                                    BALANCE AT        ADDITIONS                   DEDUCTIONS              BALANCE
                                                   BEGINNING OF   ----------------      ------------------------------     AT END
                                                       YEAR       INCOME     OTHER         LOSS       DRAWS     OTHER     OF YEAR
                                                    ----------    ------     -----      ---------   ---------  -------  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
    Registrant:
      L-C Office Partnership IV                     $  295,855     $ --   $       --     $ 81,440   $     --    $  --    $  214,415
      M&J/Grove Limited Partnership                    642,164       --           --       63,280     11,772       --       567,112
      Rosemont 28 Limited Partnership                  564,512       --           --        2,864         --       --       561,648
      Arlington LLC (C)                              1,496,000       --           --       71,830     83,519       --     1,340,651
      M&J/Prospect Crossing Limited Partnership             --       --      530,000(A)     6,686     20,670       --       502,644
                                                    ----------     ----   ----------     --------   --------    -----    ----------
           Total Registrant                          2,998,531       --      530,000      226,100    115,961       --     3,186,470

    M&J/Clarkfair Limited Partnership (B)(D)           415,000       --           --           --     91,775       --       323,225
    M&J/Prospect Crossing Limited
       Partnership (B)                                      --       --      500,000(A)     6,311     19,500       --       474,189
    Fulcrum, LLC (B)                                        --       --    1,133,750(A)    72,489         --       --     1,061,261
                                                    ----------     ----   ----------     --------   --------    -----    ----------

TOTAL INVESTMENTS - EQUITY METHOD                   $3,413,531     $ --   $2,163,750     $304,900   $227,236    $  --    $5,045,145
                                                    ==========     ====   ==========     ========   ========    =====    ==========


(A)   New investment.
(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(C)   Includes investments by the Registrant and M&J/Retail Limited Partnership.
(D)   Investment was accounted for under the cost method in prior years.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 2000:


     COLUMN A                                          COLUMN B           COLUMN C                  COLUMN D               COLUMN E
     --------                                          --------           --------                  --------              ----------

                                                      BALANCE AT        ADDITIONS                  DEDUCTIONS              BALANCE
                                                     BEGINNING OF  -------------------    -----------------------------     AT END
                                                         YEAR       INCOME     OTHER        LOSS     DRAWS       OTHER     OF YEAR
                                                     -----------   --------   --------    -------  ---------    -------   ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD
     Registrant:
        M&J/Eden Prairie Limited Partnership         $  140,174    $ 16,518   $     --     $  --     $ 16,518    $   --   $  140,174
        Duke Realty Limited Partnership                 235,654      79,074         --        --       79,074        --      235,654
        First Candlewick Associates                     125,950       6,930         --        --        6,930        --      125,950
        Second Wilkow Venture                            64,813       4,925         --        --        4,925        --       64,813
        Wilkow/Retail Partners Limited Partnership        2,799         218         --        --          218        --        2,799
        Lake Cook Office Development IV                   2,068          --         --        --           --        --        2,068
        M&J/Hotel Investors Limited Partnership         200,000      24,000         --        --       24,000        --      200,000
        M&J/Mid Oak Limited Partnership                  70,000       6,300         --        --        6,300        --       70,000
        Mid Oak Plaza LLC                                    10          --         --        --           --        --           10
        M&J/NCT Louisville LP                           300,000      33,750         --        --       33,750        --      300,000
        M&J/LaSalle Limited Partnership                   6,480          --         --        --           --        --        6,480
        M&J/Clark Street, LLC                                --       6,953    577,000(B)     --        6,953        --      577,000
                                                     ----------    --------   --------     -----     --------    ------   ----------
             Total Registrant                         1,147,948     178,668    577,000        --      178,668        --    1,724,948

     Northlake Tower Limited Partnership (A)            750,000     120,349         --        --      120,349        --      750,000
     Yorkshire Plaza Investors, LLC (A)                      --          --    243,000(B)     --           --        --      243,000
                                                     ----------    --------   --------     -----     --------    ------   ----------

TOTAL INVESTMENTS - COST METHOD                      $1,897,948    $299,017   $820,000     $  --     $299,017    $   --   $2,717,948
                                                     ==========    ========   ========     =====     ========    ======   ==========


(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(B)   New investment.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 1999:


             COLUMN A                      COLUMN B               COLUMN C                           COLUMN D             COLUMN E
             --------                      --------               --------                           --------             --------

                                          BALANCE AT          ADDITIONS                             DEDUCTIONS            BALANCE
                                         BEGINNING OF   -------------------------    -------------------------------      AT END
                                             YEAR        INCOME           OTHER         LOSS       DRAWS     OTHER        OF YEAR
                                         -----------    --------     ------------    ----------  --------   --------    ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
     Registrant:
        L-C Office Partnership IV         $  235,476    $  9,736     $   60,379(A)   $      --    $ 9,736   $     --    $  295,855
        XXI Office Plaza Associates          509,007     561,557(C)          --         59,579     13,485    997,500            --
        M&J/Grove Limited Partnership        514,047     139,888             --             --     11,771         --       642,164
        Rosemont 28 Limited Partnership      559,124          --          8,251(A)       2,863         --         --       564,512
        Arlington LLC (D)                         --          --      1,576,000(A)      80,000         --         --     1,496,000
                                          ----------    --------     ----------      ---------    -------   --------    ----------

TOTAL INVESTMENTS - EQUITY METHOD         $1,817,654    $711,181     $1,644,630      $ 142,442    $34,992   $997,500    $2,998,531
                                          ==========    ========     ==========      =========    =======   ========    ==========


(A)   Additional investment.
(B) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(C)   Includes gain on disposition of investment.
(D)   Includes investments by the Registrant and M&J/Retail Limited Partnership.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

YEAR ENDED DECEMBER 31, 1999:

      COLUMN A                                     COLUMN B           COLUMN C                          COLUMN D         COLUMN E
      --------                                     --------           --------                          --------         --------

                                                   BALANCE AT         ADDITIONS                        DEDUCTIONS          BALANCE
                                                  BEGINNING OF   --------------------     -----------------------------    AT END
                                                      YEAR        INCOME      OTHER         LOSS       DRAWS     OTHER    OF YEAR
                                                  ------------   --------    --------     --------   --------  --------  ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD

   Registrant:
     M&J/Eden Prairie Limited Partnership            $ 64,000    $ 10,400    $ 76,174(B)  $   --     $ 10,400  $     --  $  140,174
     Duke Realty Limited Partnership                  235,654      72,578          --         --       72,578        --     235,654
     21st M&J Venture                                  99,900          --          --      4,900           --    95,000          --
     222 Fee Associates                                 6,728          --          --        623        6,105        --          --
     5601 N. Sheridan Associates                       29,916       5,040          --         --       34,956        --          --
     First Candlewick Associates                      125,950       6,600          --         --        6,600        --     125,950
     Orhow Associates                                  70,000          --          --      3,500           --    66,500          --
     Second Wilkow Venture                             64,813       6,304          --         --        6,304        --      64,813
     Wilkow/Retail Partners Limited Partnership         2,799         180          --         --          180        --       2,799
     Lake Cook Office Development IV                    1,646          78         422(B)      --           78        --       2,068
     M&J/Hotel Investors Limited Partnership          200,000      24,000          --         --       24,000        --     200,000
     M&J/Mid Oak Limited Partnership                   70,000       6,300          --         --        6,300        --      70,000
     Mid Oak Plaza LLC                                     10          --          --         --           --        --          10
     M&J/NCT Louisville LP                                 --          --     300,000         --           --        --     300,000
     M&J/LaSalle Limited Partnership                    6,480          --          --         --           --        --       6,480
                                                     --------    --------    --------     ------     --------  --------   ----------

     Total Registrant                                 977,896     131,480     376,596      9,023      167,501   161,500    1,147,948


Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

      YEAR ENDED DECEMBER 31, 1999:


     COLUMN A                                      COLUMN B             COLUMN C                   COLUMN D               COLUMN E
     --------                                      --------             --------                   --------               --------

                                                   BALANCE AT           ADDITIONS                 DEDUCTIONS               BALANCE
                                                  BEGINNING OF  ---------------------     ------------------------------    AT END
                                                     YEAR        INCOME       OTHER        LOSS      DRAWS       OTHER     OF YEAR
                                                  -----------   ---------   ---------     ------   --------   ----------  ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD - Continued

      M&J/Clarkfair Limited Partnership (A)       $  415,000     $     --   $     --(B)   $   --   $     --    $     --  $  415,000
      Northlake Tower Limited Partnership (A)        750,000       90,654         --          --     90,654          --     750,000
                                                  ----------     --------   --------      ------   --------    --------  ----------

TOTAL INVESTMENTS - COST METHOD                   $2,142,896     $222,134   $376,596      $9,023   $258,155    $161,500  $2,312,948
                                                  ==========     ========   ========      ======   ========    ========  ==========

(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.
(B)   Additional investment.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

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

                                       FIRST WILKOW VENTURE


                                       By: Marc R. Wilkow
                                           -----------------------------------
                                           Marc R. Wilkow, General Partner and
                                           President of M&J Wilkow, Ltd., its
                                           Managing Agent

DATED: March 19, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 19, 2002.


                                       Clifton J. Wilkow
                                       -----------------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M&J Wilkow, Ltd.


                                       Thomas Harrigan
                                       -----------------------------------------
                                       Thomas Harrigan, Senior Vice President of
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