Form 10-Q
period 2002-03-31
FIRST WILKOW VENTURE
filed 2002-05-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X              Quarterly Report Pursuant to Section 13 or 15(d) of
           ---             the Securities Exchange Act of 1934

                           For the quarterly period ended March 31, 2002

                           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           ---

                           For the transition period from          to         .
                                                          --------    --------

                                              Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

           Illinois                                         36-6169280
           --------                                         ----------
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

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Partners
First Wilkow Venture


We have reviewed the accompanying consolidated balance sheet of First Wilkow Venture (the "Partnership") as of March 31, 2002, and the related consolidated statement of operations and cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the management of the Partnership.

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

The accompanying consolidated balance sheet for the year ended December 31, 2001, was audited by us, and we expressed an unqualified opinion on it in our report dated February 8, 2002, but we have not performed any auditing procedures since that date.






PHILIP ROOTBERG & COMPANY, LLP
Chicago, IL
May 10, 2002

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                        Three Months
                                                                       Ended March 31,
                                                                -----------------------------
                                                                   2002              2001
                                                                -----------      ------------
REVENUES
         Rental Income                                          $ 2,166,037       $ 2,449,811
         Interest Income                                             46,799            92,589
         Gain on disposal of real estate and other revenue            6,605            19,487
                                                                -----------       -----------
                                                                  2,219,441         2,561,887
                                                                -----------       -----------

PARTNERSHIP INVESTMENTS' INCOME
         Share of Net Income                                        127,843           155,319
                                                                -----------       -----------

EXPENSES
         Operating Expenses                                         947,680         1,122,439
         Real Estate Taxes                                          298,120           437,760
         Depreciation and Amortization                              314,039           409,034
         Interest Expense                                           409,684           550,559
         General and Administrative                                  27,465            42,473
                                                                -----------       -----------
                                                                  1,996,988         2,562,265
                                                                -----------       -----------

INCOME  BEFORE MINORITY
         INTEREST                                                   350,296           154,941


MINORITY INTEREST IN
         SUBSIDIARIES' NET  LOSS                                    (42,663)           (7,359)



                                                                -----------       -----------
NET INCOME                                                      $   307,633       $   147,582

                                                                ===========       ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                              170,916           170,916

NET INCOME PER UNIT                                             $      1.80       $      0.86
                                                                ===========       ===========

DISTRIBUTION PER UNIT                                           $      1.00       $      0.75
                                                                ===========       ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                                           March 31,
                                                                                             2002               December 31,
                                                                                          (Unaudited)               2001
                                                                                        ----------------       ---------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
Real Estate:
           Land                                                                              $4,100,376            $4,100,376
           Buildings and Improvements                                                        31,091,398            31,014,435
           Fixtures and Equipment                                                                41,670                41,670
                                                                                        ----------------       ---------------
                        Total                                                                35,233,444            35,156,481
           Less-Accumulated Depreciation                                                     12,425,338            12,169,085
                                                                                        ----------------       ---------------
                        Net Real Estate                                                      22,808,106            22,987,396
Investments in Real Estate Partnerships                                                       8,011,169             8,070,780
                                                                                        ----------------       ---------------
                        Total                                                                30,819,275            31,058,176
                                                                                        ----------------       ---------------

LOANS RECEIVABLE                                                                                905,687               905,687
                                                                                        ----------------       ---------------

OTHER ASSETS
           Cash and Cash Equivalents                                                          6,214,564             5,990,392
           Certificates of Deposit - Restricted                                                 250,000               250,000
           Receivable                                                                           777,686               863,205
           Prepaid Expenses                                                                       6,306                 6,306
           Deposits                                                                           1,113,185             1,319,236
           Deferred Charges                                                                     927,888               967,505
                                                                                        ----------------       ---------------
                        Total                                                                 9,289,629             9,396,644
                                                                                        ----------------       ---------------

                        TOTAL ASSETS                                                        $41,014,591           $41,360,507
                        ------------
                                                                                        ================       ===============

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                                                          $21,037,101           $21,097,597
                                                                                           ------------          -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                                                117,801               126,811
           Accrued Property Taxes                                                             1,277,072             1,290,215
           Deferred State Income Taxes                                                          176,000               176,000
           Security Deposits and Prepaid Rent                                                   467,688               848,348
                                                                                        ----------------       ---------------
                        Total                                                                 2,038,561             2,441,374
                                                                                        ----------------       ---------------

MINORITY INTEREST                                                                             3,369,492             3,388,816
                                                                                        ----------------       ---------------

PARTNERS' CAPITAL                   (170,916 units authorized and issued)                    14,569,437            14,432,720
                                                                                        ----------------       ---------------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $41,014,591           $41,360,507

                                                                                        ================       ===============

Note: Balance Sheet at 12/31/01 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                 ----------------------------------------
                                                                                      2002                    2001
                                                                                 ---------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $307,633                 $147,582

Noncash Items Included in Net Income:

              Depreciation and Amortization                                             314,039                  409,034
              Increase (Decrease) in Net Payable and Accrued Expense                   (111,245)                 348,482
              Share of Partnership's Net Income                                        (127,843)                (155,319)
                                                                                 ---------------         ----------------

Net Cash Provided by Operating Activities                                               382,584                  749,779
                                                                                 ---------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                              187,454                  223,506
              Investment in Land and Buildings                                          (76,962)                (316,109)
              Decrease in Minority Interest                                             (19,324)              (1,197,954)
              Investment in Deferred Charges                                            (18,170)                (132,292)
                                                                                 ---------------         ----------------

Net Cash Provided (Used) by Investing Activities                                         72,998               (1,422,849)
                                                                                 ---------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                                            (170,916)                (128,187)
              Mortgage Principal Payments                                               (60,494)                 (84,144)
                                                                                 ---------------         ----------------

Net Cash Used by Financing Activities                                                  (231,410)                (212,331)
                                                                                 ---------------         ----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                         224,172                 (885,401)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                            5,990,392                6,193,003
                                                                                 ---------------         ----------------

CASH AND EQUIVALENTS - END OF PERIOD                                                 $6,214,564               $5,307,602
                                                                                 ===============         ================

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002




1 -   Financial Statements

      The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

      No provision for federal income taxes has been made since First Wilkow Venture (the "Registrant") is a partnership and the partners report their pro rata share of income or loss individually.

      Reference is made to the Registrant's annual report for the year ended December 31, 2001, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 -  Subsequent Events

      On April 10, 2002, the Registrant made a distribution to its partners in the amount of $529,839.60, or $3.10 per unit, based on 170,916 units outstanding at March 31, 2002.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 2002


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2001, for a discussion of the Registrant's business.

         On January 10, 2002, the Registrant made a distribution to its partners in the amount of $170,916.00, or $1.00 per unit.

                                     REMARKS
      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 2002 and 2001.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST WILKOW VENTURE

                                               By: /s/ MARC R. WILKOW
                                                   -----------------------------
                                               Marc R. Wilkow, General Partner
                                               and President of M&J
                                               Wilkow, Ltd., its
                                               Managing Agent

DATED: May 10, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 10, 2002.

                                               By: /s/ CLIFTON J. WILKOW
                                                   -----------------------------
                                               Clifton J. Wilkow, General
                                               Partner and Executive Vice
                                               President of M&J Wilkow, Ltd.


                                               By: /s/ THOMAS HARRIGAN
                                                   -----------------------------
                                               Thomas Harrigan, Senior Vice
                                               President of M&J Wilkow, Ltd.