Form 10-Q
period 2002-06-30
FIRST WILKOW VENTURE
filed 2002-08-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X        Quarterly Report Pursuant to Section 13 or 15(d) of the
    -----      Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2002

               Transition  Report  Pursuant to Section 13 or 15(d) of the
    -----      Securities  Exchange Act of 1934

               For the transition period from          to         .
                                              --------    --------

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                         36-6169280
-----------------------                       --------------------------------
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

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




1 -  Financial Statements
     --------------------

     The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

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

2 -  Subsequent Events
     -----------------

     On July 10, 2002, the Registrant made a distribution to its partners in the amount of $188,007.00, or $1.10 per unit, based on 170,916 units outstanding at June 30, 2002.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 2002


Overview
--------

         Reference is made to the Registrant's annual report for the year ended December 31, 2001, for a discussion of the Registrant's business.

         On January 10, 2002, the Registrant made a distribution to its partners in the amount of $170,916.00, or $1.00 per unit.

         On April 10, 2002, M&J/Retail Limited Partnership received a liquidating distribution from Northlake Tower Limited Partnership in the amount of $645,986, resulting in a loss on disposition of investment in partnership of $104,014.

         On April 10, 2002, the Registrant made a distribution to its partners in the amount of $529,840.00, or $3.10 per unit.

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                    June 30,
                                                     2002         December 31,
                                                  (Unaudited)        2001
                                                  -----------     -----------

                                     ASSETS
                                     ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
-------------------------------------------------------

Real Estate:
     Land                                         $ 4,100,376     $ 4,100,376
     Buildings and Improvements                    31,173,963      31,014,435
     Fixtures and Equipment                            41,670          41,670
                                                  -----------     -----------
                  Total                            35,316,009      35,156,481
     Less-Accumulated Depreciation                 12,683,892      12,169,085
                                                  -----------     -----------
                  Net Real Estate                  22,632,117      22,987,396
Investments in Real Estate Partnerships             7,211,782       8,070,780
                                                  -----------     -----------
                  Total                            29,843,899      31,058,176
                                                  -----------     -----------

LOANS RECEIVABLE                                      905,687         905,687
----------------                                  -----------     -----------

OTHER ASSETS
------------
     Cash and Cash Equivalents                      5,685,999       5,990,392
     Short-term cash investments - Restricted         250,000         250,000
     Receivable                                       829,485         863,205
     Prepaid Expenses                                       0           6,306
     Deposits                                       1,138,963       1,319,236
     Deferred Charges                                 873,270         967,505
                                                  -----------     -----------
                  Total                             8,777,717       9,396,644
                                                  -----------     -----------

                  TOTAL ASSETS                    $39,527,303     $41,360,507
                                                  ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                 $20,979,777     $21,097,597
-----------------                                 -----------     -----------

OTHER LIABILITIES
-----------------
     Accounts Payable and Accrued Expenses            153,722         126,811
     Accrued Property Taxes                         1,291,543       1,290,215
     Deferred State Income Taxes                      176,000         176,000
     Security Deposits and Prepaid Rent               462,964         848,348
                                                  -----------     -----------
                  Total                             2,084,229       2,441,374
                                                  -----------     -----------

MINORITY INTEREST                                   2,433,987       3,388,816
-----------------                                 -----------     -----------

PARTNERS' CAPITAL   (170,916 units authorized
-----------------   and issued)                    14,029,310      14,432,720
                                                  -----------     -----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL      $39,527,303     $41,360,507
     ---------------------------------------      ===========     ===========

Note: Balance Sheet at 12/31/01 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                      Three Months                          Six Months
                                                                      Ended June 30,                       Ended June 30,
                                                              ------------------------------       -----------------------------
                                                                 2002                2001             2002                2001
                                                              ----------          ----------       ----------         ----------
REVENUES
--------
     Rental Income                                            $1,993,195          $2,501,220       $4,159,232         $4,951,031
     Interest Income                                              39,544              90,507           86,343            183,096
     Gain (Loss) on disposal of real estate and other revenue      3,761              20,933           10,366             40,420
                                                              ----------          ----------       ----------         ----------
                                                               2,036,500           2,612,660        4,255,941          5,174,547
                                                              ----------          ----------       ----------         ----------

PARTNERSHIP INVESTMENTS' INCOME
-------------------------------
     Share of Net Income                                          50,674             132,874          178,517            288,193
                                                              ----------          ----------       ----------         ----------

EXPENSES
--------
     Operating Expenses                                        1,062,273             986,847        2,009,953          2,109,286
     Real Estate Taxes                                           328,204             395,511          626,324            833,271
     Depreciation and Amortization                               314,202             406,548          628,241            815,582
     Interest Expense                                            416,612             580,032          826,296          1,130,591
     General and Administrative                                   23,188              29,164           50,653             71,637
                                                              ----------          ----------       ----------         ----------
                                                               2,144,479           2,398,102        4,141,467          4,960,367
                                                              ----------          ----------       ----------         ----------

INCOME  (LOSS) BEFORE MINORITY INTEREST                          (57,305)            347,432          292,991            502,373
---------------------------------------

MINORITY INTEREST IN
--------------------
     SUBSIDIARIES' NET INCOME (LOSS)                              47,018             (74,979)           4,355            (82,338)
     -------------------------------                          ----------          ----------       ----------         ----------

NET INCOME (LOSS)                                               ($10,287)         $  272,453       $  297,346         $  420,035
-----------------                                             ==========          ==========       ==========         ==========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                           170,916             170,916          170,916            170,916

NET INCOME (LOSS) PER UNIT                                        ($0.06)         $     1.59       $     1.74         $     2.46
                                                              ==========          ==========       ==========         ==========

DISTRIBUTION PER UNIT                                         $     3.10          $     4.00       $     4.10         $     4.75
                                                              ==========          ==========       ==========         ==========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                      2002            2001
                                                  -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net Income                                        $   297,346     $   420,035

Noncash Items Included in Net Income:

     Depreciation and Amortization                    628,241         815,582
     Increase (Decrease) in Net Payable
       and Accrued Expense                           (136,847)         88,588
     Share of Partnership's Net Income               (178,517)       (288,193)
                                                  -----------     -----------

Net Cash Provided by Operating Activities             610,223       1,036,012
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

     Partnership Investment Draws                   1,040,610         366,661
     Investment in Land and Buildings                (159,527)       (544,193)
     Investment in Fixtures and Equipment                   0             (43)
     Investment in Partnerships                        (3,094)       (951,000)
     Decrease in Minority Interest                   (954,829)     (1,184,962)
     Investment in Deferred Charges                   (19,201)       (185,042)
                                                  -----------     -----------

Net Cash Provided (Used) by Investing Activities      (96,041)     (2,498,579)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

     Increase in Mortgage and Notes Payable                 0          19,175
     Cash Distribution to Partners                   (700,756)       (811,851)
     Mortgage Principal Payments                     (117,819)       (147,161)
                                                  -----------     -----------

Net Cash Used by Financing Activities                (818,575)       (939,837)
                                                  -----------     -----------

NET DECREASE IN CASH AND EQUIVALENTS                 (304,393)     (2,402,404)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD          5,990,392       6,193,003
------------------------------------------        -----------     -----------

CASH AND EQUIVALENTS - END OF PERIOD              $ 5,685,999     $ 3,790,599
------------------------------------              ===========     ===========

See accompanying notes to consolidated financial statements

                                     REMARKS
                                     -------

     In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 2002 and 2001.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST WILKOW VENTURE

                                       By: /s/ Marc R. Wilkow
                                       --------------------------------------
                                       Marc R. Wilkow, General Partner and
                                       President of M&J Wilkow, Ltd., its
                                       Managing Agent

DATED: August 10, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 10, 2002.

                                       By: /s/ Clifton J. Wilkow
                                       --------------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M&J Wilkow, Ltd.


                                       By: /s/ Thomas Harrigan
                                       --------------------------------------
                                       Thomas Harrigan, Senior Vice President
                                       of M&J Wilkow, Ltd.