Form 10-Q
period 2002-09-30
FIRST WILKOW VENTURE
filed 2002-11-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2002

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

                                            YES  [X]         NO [ ]

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002




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

2 - Subsequent Events

    On October 10, 2002, the Registrant made a distribution to its partners in the amount of $188,007.00, or $1.10 per unit, based on 170,916 units outstanding at September 30, 2002.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002


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

    On July 10, 2002, the Registrant made a distribution to its partners in the amount of $188,007.00, or $1.10 per unit.

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                                September 30,
                                                                     2002     December 31,
                                                                 (Unaudited)      2001
                                                                ------------  -----------
                                     ASSETS
                                     ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                 $ 4,100,376   $ 4,100,376
           Buildings and Improvements                            31,287,426    31,014,435
           Fixtures and Equipment                                    41,670        41,670
                                                                -----------   -----------
                        Total                                    35,429,472    35,156,481
           Less-Accumulated Depreciation                         12,941,736    12,169,085
                                                                -----------   -----------
                        Net Real Estate                          22,487,736    22,987,396
Investments in Real Estate Partnerships                           7,120,807     8,070,780
                                                                -----------   -----------

                        Total                                    29,608,543    31,058,176
                                                                -----------   -----------


LOANS RECEIVABLE                                                    905,687       905,687
                                                                -----------   -----------

OTHER ASSETS
           Cash and Cash Equivalents                              5,795,666     5,990,392
           Short-term cash investments - Restricted                 250,000       250,000
           Receivable                                               831,152       863,205
           Prepaid Expenses                                               0         6,306
           Deposits                                               1,441,163     1,319,236
           Deferred Charges                                         962,194       967,505
                                                                -----------   -----------
                        Total                                     9,280,175     9,396,644
                                                                -----------   -----------

                        TOTAL ASSETS                            $39,794,405   $41,360,507
                                                                ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                               $20,925,694   $21,097,597
                                                                -----------   -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                    161,849       126,811
           Accrued Property Taxes                                 1,585,283     1,290,215
           Deferred State Income Taxes                              176,000       176,000
           Security Deposits and Prepaid Rent                       562,815       848,348
                                                                -----------   -----------
                        Total                                     2,485,947     2,441,374
                                                                -----------   -----------

MINORITY INTEREST                                                 2,394,754     3,388,816
                                                                -----------   -----------

PARTNERS' CAPITAL      (170,916 units authorized and issued)     13,988,010    14,432,720
                                                                -----------   -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL              $39,794,405   $41,360,507
                                                                ===========   ===========



Note: Balance Sheet at 12/31/01 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                           Three Months                  Nine Months
                                                                       Ended September 30,          Ended September 30,
                                                                   --------------------------    -------------------------
                                                                       2002           2001           2002          2001
                                                                   -----------    -----------    -----------   -----------

REVENUES
        Rental Income                                              $ 1,961,224    $ 2,367,614    $ 6,120,456   $ 7,318,645
        Interest Income                                                 43,322         55,743        129,665       238,839
        Gain (Loss) on disposal of real estate and other revenue         5,988      1,168,695         16,354     1,209,115
                                                                   -----------    -----------    -----------   -----------
                                                                     2,010,534      3,592,052      6,266,475     8,766,599
                                                                   -----------    -----------    -----------   -----------

PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                            265,819         99,327        444,336       387,520
                                                                   -----------    -----------    -----------   -----------

EXPENSES
        Operating Expenses                                             998,277      1,413,995      3,008,230     3,523,281
        Real Estate Taxes                                              351,506        338,157        977,830     1,171,428
        Depreciation and Amortization                                  314,735        539,160        942,976     1,354,742
        Interest Expense                                               413,794        499,645      1,240,090     1,630,236
        General and Administrative                                      47,175         57,691         97,828       129,328
                                                                   -----------    -----------    -----------   -----------
                                                                     2,125,487      2,848,648      6,266,954     7,809,015
                                                                   -----------    -----------    -----------   -----------

INCOME  (LOSS) BEFORE MINORITY INTEREST                                150,866        842,731        443,857     1,345,104

MINORITY INTEREST IN
        SUBSIDIARIES' NET INCOME (LOSS)                                 (4,159)      (382,749)           196      (465,087)
                                                                   -----------    -----------    -----------   -----------

NET INCOME (LOSS)                                                  $   146,707    $   459,982        444,053   $   880,017
                                                                   ===========    ===========    ===========   ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                                 170,916        170,916        170,916       170,916

NET INCOME (LOSS) PER UNIT                                         $      0.86    $      2.69    $      2.60   $      5.15
                                                                   ===========    ===========    ===========   ===========

DISTRIBUTION PER UNIT                                              $      1.10    $      1.00    $      5.20   $      5.75
                                                                   ===========    ===========    ===========   ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                            2002           2001
                                                                        -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                              $   444,053    $   880,017

Noncash Items Included in Net Income:

              Depreciation and Amortization                                 942,976      1,354,742
              Net gain on disposal of land, building and improvements             0       (813,934)
              Increase (Decrease) in Net Payable and Accrued Expense        (38,995)       121,777
              Share of Partnership's Net Income                            (444,336)      (387,520)
                                                                        -----------    -----------

Net Cash Provided by Operating Activities                                   903,698      1,155,082
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                1,397,403        566,433
              Cash Proceeds from the sale of Real Estate                          0      1,882,120
              Investment in Land and Buildings                             (272,991)      (898,973)
              Investment in Fixtures and Equipment                                0            (43)
              Investment in Partnerships                                     (3,094)      (951,000)
              Decrease in Minority Interest                                (994,062)      (864,201)
              Investment in Deferred Charges                               (165,014)      (253,140)
                                                                        -----------    -----------

Net Cash Used by Investing Activities                                       (37,758)      (518,804)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Increase in Mortgage and Notes Payable                              0        152,209
              Cash Distribution to Partners                                (888,763)      (982,767)
              Mortgage Principal Payments                                  (171,903)      (205,414)
                                                                        -----------    -----------

Net Cash Used by Financing Activities                                    (1,060,666)    (1,035,972)
                                                                        -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                                       (194,726)      (399,694)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                5,990,392      6,193,003
                                                                        -----------    -----------


CASH AND EQUIVALENTS - END OF PERIOD                                    $ 5,795,666    $ 5,793,309
                                                                        ===========    ===========


See accompanying notes to consolidated financial statements

                                     REMARKS

     In the opinion of the General Partners the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 2002 and 2001.

                                    EXHIBITS

     Exhibit 99.1        Statement of Chief Executive Officer Pursuant to
                         Section 1350

     Exhibit 99.2        Statement of Chief Financial Officer Pursuant to
                         Section 1350

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

                                    FIRST WILKOW VENTURE

                                    By: /s/ Marc R. Wilkow
                                       ---------------------------------------
                                    Marc R. Wilkow, General Partner and
                                    President of M&J Wilkow, Ltd., its
                                    Managing Agent

DATED: November 10, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 2002.

                                    By: /s/ Clifton J. Wilkow
                                       ---------------------------------------
                                    Clifton J. Wilkow, General Partner and
                                    Executive Vice President of
                                    M&J Wilkow, Ltd.


                                    By: /s/ Thomas Harrigan
                                       ---------------------------------------
                                    Thomas Harrigan, Senior Vice President of
                                    M&J Wilkow, Ltd.

I, Marc Wilkow, certify that:


1. I have reviewed this quarterly report on Form 10-Q of First Wilkow Venture;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ MARC WILKOW
--------------------------------
Marc Wilkow
Chief Executive Officer

I, Thomas Harrigan, certify that:


1. I have reviewed this quarterly report on Form 10-Q of First Wilkow Venture;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ THOMAS HARRIGAN
---------------------------
Thomas Harrigan
Chief Financial Officer