Form 10-K
period 2002-12-31
FIRST WILKOW VENTURE
filed 2003-03-27
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the year ended December 31, 2002

 | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______ to ______.

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

               Units of Partnership Interest, Exchange Value $129
                                (Title of Class)

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

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

      First Wilkow Venture (the "Registrant") is a limited partnership composed of 394 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

DESCRIPTION OF BUSINESS

      The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. At December 31, 2002, there are 21 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings and shopping centers. Nineteen of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project; twelve are shopping centers; five are office buildings; and one is a real estate investment trust. The remaining two properties are owned and operated by the Registrant as office buildings.

CHANGES IN PROPERTIES

      During the calendar year ended December 31, 2002, certain of the property investments held by the Registrant underwent the changes described below:

    (a)  Purchases:

      On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia.

    (b)  Sales:

      On April 10, 2002, M&J/Retail Limited Partnership received a liquidating distribution from Northlake Tower Limited Partnership in the amount of $645,986, resulting in a loss on disposition of investment in partnership of $104,014. This loss was offset by over $600,000 in gains taken as a result of the 1997 refinancing.

      On August 6, 2002, the underlying unimproved land held by Rosemont 28 Limited Partnership was old for $475,000. The Registrant received cash proceeds of $93,455, resulting in a loss to Registrant of $407,062.

      On November 26, 2002, Mid Oak Plaza Shopping Center was sold for $6,025,000. M&J/Mid Oak Limited Partnership is due to receive a liquidating distribution in 2003 for the aount of $192,000, which will result in a gain on disposition of $77,284 in 2003.

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

ITEM 2 - PROPERTIES

      The Registrant has an ownership interest in the following properties as of December 31, 2002:

PROPERTIES INVOLVING PARTICIPATIONS

    DUKE REALTY LIMITED PARTNERSHIP

      On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke Realty Limited Partnership, the operating partnership ("UPREIT") of more than 108 million square feet of property. The UPREIT's sole general partner is Duke Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The partnership units in the UPREIT are convertible, on a one-for-one basis, to shares of common stock to the REIT.

      The Registrant on April 15, 1997, converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation. The stock was sold in two blocks of 12,500 shares on June 12, 1997, and July 21, 1997, for total proceeds of $1,028,212, resulting in a gain of $794,962.

      On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2002.

    ROSEMONT 28 LIMITED PARTNERSHIP (UNIMPROVED LAND IN ORLANDO, FLORIDA)

      In June 1985, the Registrant invested $275,000 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owned 11.25 acres of unimproved land held for development in Orlando, Florida. Additional investments of $485,618 have been funded to cover the Registrant's pro rata share of the costs of carrying the property and paying off the mortgage loan in full. On August 6, 2002, the underlying unimproved land held by Rosemont 28 Limited Partnership was sold for $475,000. The Registrant received cash proceeds of $93,455, resulting in a loss to Registrant of $407,062.

    M&J/GROVE LIMITED PARTNERSHIP (THE GROVE OFFICE PARK)

      The Grove Office Park consists of three two-story office buildings lying on six acres of land located in Wheaton, Illinois. The complex contains 105,454 square feet of prime office space with parking available for 343 cars.

      Through December 31, 1995, the Registrant had invested a total of $931,000 to acquire 981 limited partnership units (a 23.08% interest) in M&J/Grove Limited Partnership ("M&J/Grove"), the partnership that was formed to acquire the subject property. In addition, the Registrant owns seven units (a 3.02% interest) in Wilkow/Grove Partners Limited Partnership, which has a 5.87% interest in M&J/Grove. As a Class A limited partner, the Registrant is entitled to a cumulative cash flow priority of 8% per annum.

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

    L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

      The Registrant holds a 74.92% interest in L-C Office Partnership IV, which, through two investment partnerships, has a 53.9% effective interest in M&J/Dover Farms Limited Partnership, which owns Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located in North Royalton, Ohio.

      On December 18, 2002, M&J/Dover Farms Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceed preference.

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

    M&J/MID OAK LIMITED PARTNERSHIP

      On August 26, 1997, the Registrant invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owned Mid Oak Plaza Shopping Center located in Midlothian, Illinois. Mid Oak Plaza Shopping Center was sold on November 26, 2002, for a purchase price of $6,025,000. M&J/Mid Oak Limited Partnership is due to receive a distribution for the amount of $192,000, which will result in a gain on disposition of $77,284 in 2003.

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

      In addition, the Registrant posted a letter of credit in the amount of $280,000 with the mortgagee as credit enhancement in exchange for an additional 7% interest in Arlington LLC. On April 26, 2001, the Registrant invested $280,000 to release the letter of credit held by the mortgagee as credit enhancement for no additional interest in Arlington LLC. In March 2002, the property was refinanced. The property is encumbered with a mortgage of $18,250,000, bearing interest at 7.85% and maturing in April 2012.

      M&J/Retail Limited Partnership also holds an 8.75% interest in Arlington LLC (see Page 13).

    M&J/PROSPECT CROSSING LIMITED PARTNERSHIP

      On February 24, 2000, the Registrant invested $530,000 to obtain an 11.21% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

      M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 13).

    M&J/CLARK STREET, LLC

      On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois. The property is encumbered with a mortgage of $24,831,000, bearing interest at 9.00% and maturing August 2010.

    M&J/BATTERY, LLC

      On May 31, 2001, the Registrant invested $300,000 to obtain a 15.79% interest in M&J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California. The property is encumbered with a mortgage of $26,100,000, bearing interest at 7.625% and maturing May 2011.

    CENTENNIAL FWV, LLC

      On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia. The property is encumbered with a mortgage of $13,000,000, bearing interest at 5.90% and maturing January 2013.

PROPERTIES INVOLVING PROMISSORY NOTES

    RAMADA INN & SUITES, ORLANDO, FLORIDA

      At December 31, 2002, the Registrant has a loan receivable in the principal amount of $731,124 from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C.

      The property was sold for $5,985,000 in 2001 on the installment basis with a promissory note secured by the property. On October 1, 2002, the maker of the note failed to make a scheduled payment, thereby defaulting on the note, and legal action is currently being pursued. Due to the fact that the value of the asset exceeds the Registrant's receivable, a write-down of the receivable is not deemed necessary at this time.

PROPERTIES OWNED AND OPERATED BY REGISTRANT OR CONSOLIDATED SUBSIDIARIES

    180 NORTH MICHIGAN, CHICAGO, ILLINOIS

      The leasehold estate to this commercial office building on Chicago's prestigious Michigan Avenue was acquired in 1968 at a price of $6,550,000, of which $5,250,000 comprised mortgage financing. The property was constructed in 1926 and completely renovated in 1967 at a cost in excess of $3,000,000. In 1973, the Registrant acquired the fee simple estate of 18,649 square feet of land for $1,600,000. In November 1986, the leasehold and fee simple estates were merged and the property was refinanced.

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

      M&J/Retail owns a 100% interest in Evergreen Commons, a retail shopping center in Chicago, Illinois. The property is encumbered with a mortgage of $530,000, bearing interest at 7.88% and maturing in April 2004.

      The Registrant is entitled to a cumulative cash flow priority in the amount of 9% per annum on its investment.

    Northlake Tower Limited Partnership

      On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower") by contributing $1,112,677 of initial capital. Additional contributions through December 31, 1999, of $116,837 increased the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. On April 10, 2002, M&J/Retail received a liquidating distribution from Northlake Tower Limited Partnership in the amount of $654,986, resulting in a loss on disposition of investment in partnership of $104,014. This loss was offset by over $600,000 in gains taken as a result of the 1997 refinancing.

    M&J/Crossroads Limited Partnership

      On October 27, 1995, M&J/Retail invested a total of $297,000 to acquire a 46.41% interest in M&J/Crossroads Limited Partnership ("M&J/Crossroads"). M&J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000. The property is currently encumbered with a mortgage of $16,722,960, bearing interest at 7.23% and maturing in January 2008. The center is located on 19.9 acres of land in Roseville, Minnesota. As a result of a refinancing of the first mortgage loan on December 31, 1997, M&J/Retail received a distribution on January 10, 1998, of $501,065.

    M&J/Clarkfair Limited Partnership

      In 1998, M&J/Retail invested $415,000 to acquire a 70.90% investment in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC was the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

        Marketfair North        - a 136,989 square foot shopping center in
                                  Clay, New York
        Shops at Clark's Pond   - a 208,325 square foot shopping center in
                                  South Portland, Maine

      In addition to the above cash contributions, M&J/Retail has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 15, 2004, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair Limited Partnership has indemnified M&J/Retail for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M&J/Retail will be required to fund $450,000 of the obligation. At that time, M&J/Retail's interest in M&J/Clarkfair Limited Partnership will increase from 70.9% to 79.72%.

      On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North LLC. As a result of this transaction, M&J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC.

    Fulcrum, LLC

      On May 31, 2000, M&J/Retail invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC.

    Arlington, LLC

      On September 29, 1999, M&J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois.

      The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. In March 2002, the property was refinanced. The property is encumbered with a mortgage of $18,250,000, bearing interest at 7.85% and maturing in April 2012.

      The Registrant also holds a 37.65% interest in Arlington LLC (see Page 8).

    M&J/Prospect Crossing Limited Partnership

      On February 24, 2000, M&J/Retail invested $500,000 to obtain a 10.58% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

    Yorkshire Plaza Investors, LLC

      On April 10, 2000, M&J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. The property is encumbered with a mortgage of $18,680,000, bearing interest at 8.31% and maturing May 2005.

    M&J/Bayfair 580, LLC

      On June 6, 2001, M&J/Retail invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California. The property is encumbered with a mortgage of $24,000,000, bearing interest at a variable rate of 300 basis points over the 30-day LIBOR and maturing July 2003.

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

      On October 22, 1999, both the ownership and the debt were restructured. The Registrant and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Registrant's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Registrant was responsible for additional equity contributions of $852,000, which have been fully funded. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, a line of credit, is for $1,400,000. Funds in the amount of $804,588 have been drawn on the second note as of December 31, 2002. The first note matures on October 15, 2004, and bears interest at 8.95% per annum, payable monthly. The second note also matures on October 15, 2004, but bears interest at a variable rate.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY
         HOLDER MATTERS

      The number of holders of record of equity securities of the Registrant as of December 31, 2002, was approximately:

             Title of Class                    Number of Record Holders
             --------------                    ------------------------
     Unit of Limited Partnership Interest                394

       The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

ITEM 6 - SELECTED FINANCIAL DATA


                                                                         December 31,
                                                                         ------------
                                                           2002        2001         2000         1999
                                                         --------   ---------     --------     ---------
OPERATING RESULTS
(IN THOUSANDS)
Total Revenue                                            $ 8,588    $ 10,687       $16,119     $14,273
Net Income (Loss)*                                       $  (389)   $   (216)      $ 2,284     $ 4,477
PARTNERSHIP UNIT DATA

(PER PARTNERSHIP UNIT)

Net Income (Loss):

    General Partner*                                     $ (2.28)    $ (1.26)     $ 13.36     $ 26.19
    Limited Partner*                                       (2.28)      (1.26)       13.36       26.19
Cash Distributions Paid:

    General Partner                                      $  6.30     $  6.75      $  4.00     $  3.35
    Limited Partner                                         6.30        6.75         4.00        3.35

* Includes gain (loss) on sale of real estate properties


                                                                         December 31,
                                                                         ------------
                                                           2002        2001         2000         1999
                                                         --------   ---------     --------     ---------
FINANCIAL POSITION DATA
Total Assets (In thousands)                              $  38,692   $ 41,361     $ 49,725    $ 58,423
Net Book Value Per Unit                                  $   75.87   $  84.44     $  92.45    $  83.09

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2002 COMPARED TO 2001

For the year ended December 31, 2002, the loss from partnerships was $105,735 compared to income of $101,498 for the comparative period of 2001. The decrease in 2002 is primarily due to the loss on the sale of the underlying unimproved land held by Rosemont 28 Limited Partnership, which was reduced by income from other partnerships.

For the year ended December 31, 2002, the Registrant loaned to an investment partnership in which it has a substantial equity interest the following amounts:


                                           Advances         Collections         Write-offs         Total Loan
                                          Year Ended         Year Ended         Year Ended         Balance at
                                         December 31,       December 31,       December 31,        December 31,
                                             2002               2002               2002               2002
                                         ------------      -------------       ------------       ------------
    M&J/Dover Limited Partnership          $ 36,038          $    --            $   --             $ 123,638

The Registrant made a distribution to its partners this year as follows:

                        Date                Amount            Per Unit
                        ----                ------            --------
                     January 10           $ 170,916           $  1.00
                     April 10               529,841              3.10
                     July 10                188,007              1.10
                     October 10             188,007              1.10

On April 10, 2002, M&J/Retail Limited Partnership received a liquidating distribution from Northlake Tower Limited Partnership in the amount of $645,986, resulting in a loss on disposition of investment in partnership of $104,014. This loss was offset by over $600,000 in gains taken as a result of the 1997 refinancing.

On August 6, 2002, the underlying unimproved land held by Rosemont 28 Limited Partnership was sold for $475,000. The Registrant received cash proceeds of $93,455, resulting in a loss to Registrant of $407,062.

On November 26, 2002, Mid Oak Plaza Shopping Center was sold for $6,025,000. M&J/Mid Oak Limited Partnership is due to receive a liquidating distribution in 2003 for the amount of $192,000, which will result in a gain on disposition of $77,284 in 2003.

On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia.

On December 18, 2002, M&J/Dover Farms Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceed preference.

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

For the year ended December 31, 2001, the Registrant loaned to an investment partnership in which it has a substantial equity interest the following amounts:


                                                  Advances        Collections         Write-offs         Total Loan
                                                 Year Ended        Year Ended          Year Ended        Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                    2001              2001               2001                2001
                                                ------------     --------------       ------------       -------------
    M&J/Dover Limited Partnership                $  87,600          $  --               $  --              $ 87,600

The Registrant made a distribution to its partners this year as follows:

            Date                Amount            Per Unit
            ----                ------            --------
         January 10           $  128,187          $  0.75
         April 10                683,664             4.00
         July 10                 170,916             1.00
         October 5               170,916             1.00

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

For the year ended December 31, 2000, the Registrant loaned to an investment partnership in which it has a substantial equity interest the following amounts:

                                                  Advances         Collections         Write-offs         Total Loan
                                                 Year Ended        Year Ended          Year Ended         Balance at
                                                December 31,       December 31,       December 31,        December 31,
                                                    2000               2000               2000                2000
                                                ------------      -------------       ------------        ------------
    Clarkfair LLC                                $  40,000          $( 40,000)         $   --               $   --

The Registrant made a distribution to its partners this year as follows:

              Date                Amount            Per Unit
              ----                ------            --------
           January 10            $  85,458          $ 0.50
           April 10                341,832            2.00
           July 6                  128,187            0.75
           October 5               128,187            0.75

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

LIQUIDITY AND CAPITAL RESOURCES

      On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due August 31, 2003, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant. As of December 31, 2002, no amounts are outstanding under this facility.

      The liquid assets of the Registrant decreased as of December 31, 2002, when compared to December 31, 2001, due to investments in assets and partner distributions.

      The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2003 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

    Independent Auditor's Report                                      25

    First Wilkow Venture:

       Consolidated Balance Sheet, December 31, 2002 and 2001         26

       Consolidated Statement of Operations,
       Years Ended December 31, 2002, 2001 and 2000                   27

       Consolidated Statement of Partners' Capital,
       Years Ended December 31, 2002, 2001 and 2000                   28

       Consolidated Statement of Cash Flows,
       Years Ended December 31, 2002, 2001 and 2000                   29

       Notes to Consolidated Financial Statements,
       December 31, 2002, 2001 and 2000                               31

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
First Wilkow Venture

We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") listed in the index to the consolidated financial statements set forth on Page 24. Our audits also included the financial statement schedules listed in the index at Item 14 on Page 58. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations, changes in partners' capital and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

PHILIP ROOTBERG & COMPANY, LLP
Chicago, Illinois
February 7, 2003

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                           2002              2001
------------                                           ----              ----
                                     ASSETS
REAL ESTATE AND INVESTMENTS IN
 REAL ESTATE PARTNERSHIPS
   Real estate:
     Land                                          $ 4,100,376       $ 4,100,376
     Buildings and improvements                     31,458,038        31,014,435
     Fixtures and equipment                             41,670            41,670
                                                   -----------       -----------
          Total                                     35,600,084        35,156,481
     Less accumulated depreciation                  13,070,307        12,169,085
                                                   -----------       -----------
          Net Real Estate                           22,529,777        22,987,396
   Investments in real estate partnerships           7,181,237         8,070,780
                                                   -----------       -----------
          Total                                     29,711,014        31,058,176
                                                   -----------       -----------

LOANS RECEIVABLE                                       941,725           905,687
                                                   -----------       -----------

OTHER ASSETS
   Cash and cash equivalents                         4,562,781         5,990,392
   Certificates of deposit - restricted                250,000           250,000
   Receivables                                       1,238,092           863,205
   Prepaid expenses                                         --             6,306
   Deposits                                            832,105         1,319,236
   Deferred charges                                  1,155,828           967,505
                                                   -----------       -----------
          Total                                      8,038,806         9,396,644
                                                   -----------       -----------

TOTAL ASSETS                                       $38,691,545       $41,360,507
                                                   ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                  $20,870,507       $21,097,597
                                                   -----------       -----------

OTHER LIABILITIES
   Accounts payable and accrued expenses               191,688           126,811
   Accrued property taxes                            1,329,662         1,290,215
   Deferred state income taxes                         170,000           176,000
   Security deposits and prepaid rent                  584,447           848,348
                                                   -----------       -----------
          Total                                      2,275,797         2,441,374
                                                   -----------       -----------

MINORITY INTEREST                                    2,578,193         3,388,816
                                                   -----------       -----------

PARTNERS' CAPITAL (170,916 units authorized
   and issued)                                      12,967,048        14,432,720
                                                   -----------       -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL            $38,691,545       $41,360,507
                                                   ===========       ===========

See accompanying notes to consolidated financial statements                   26

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31,                                  2002                 2001                2000
------------------------                                  ----                 ----                ----
REVENUE

    Rental                                           $ 8,387,447         $  9,360,624         $ 11,734,975
    Interest                                             172,154              290,427              374,138
    Gain on disposal of real estate
      and other revenue                                   28,617            1,035,560            4,010,226
                                                     -----------         ------------         ------------
           Total                                       8,588,218           10,686,611           16,119,339
                                                     -----------         ------------         ------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)
    Share of net income (loss)                          (105,735)             101,498               (5,883)
                                                     -----------         ------------         ------------

EXPENSES
    Operating                                          4,321,962            4,294,856            4,578,872
    Real estate taxes                                  1,319,208            1,335,161            2,055,150
    Depreciation and amortization                      1,287,174            1,691,684            2,249,720
    Interest                                           1,656,185            2,049,983            2,868,319
    General and administrative                           110,521              140,648              138,318
                                                     -----------         ------------         ------------
           Total                                       8,695,050            9,512,332           11,890,379
                                                     -----------         ------------         ------------

LOSS ON DISPOSITION OF TENANT IMPROVEMENTS                65,700              825,678                   --
                                                     -----------         ------------         ------------

INCOME (LOSS) FROM OPERATIONS                           (278,267)             450,099            4,223,077

MINORITY INTEREST IN SUBSIDIARIES' NET INCOME           (110,634)            (665,622)          (1,939,108)
                                                     -----------         ------------         ------------

NET INCOME (LOSS)                                    $  (388,901)        $   (215,523)        $  2,283,969
                                                     ===========         ============         ============


UNITS - AUTHORIZED AND ISSUED

    General Partner                                        9,199                8,614                7,890
    Limited Partner                                      161,717              162,302              163,026

NET INCOME (LOSS) PER UNIT

    General Partner                                  $     (2.28)        $      (1.26)        $      13.36
    Limited Partner                                        (2.28)               (1.26)               13.36

BOOK VALUE OF A UNIT

    General Partner                                  $     75.87         $      84.44         $      92.45
    Limited Partner                                        75.87                84.44                92.45

CASH DISTRIBUTIONS PAID

    General Partner                                  $      6.30         $       6.75         $       4.00
    Limited Partner                                         6.30                 6.75                 4.00

See accompanying notes to consolidated financial statements                   27

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                          GENERAL            LIMITED
                                                          PARTNERS           PARTNERS               TOTAL
                                                         ---------         ------------         ------------
BALANCE - DECEMBER 31, 1999                              $ 653,511         $ 13,548,110         $ 14,201,621

Add (deduct):
    Income for the year ended
       December 31, 2000                                   103,030            2,180,939            2,283,969
    To reflect changes in partnership capital
       between general and limited partners - net           24,000              (24,000)                  --
    Cash distributions for the year ended
       December 31, 2000                                   (30,600)            (653,064)            (683,664)
                                                         ---------         ------------         ------------

BALANCE - DECEMBER 31, 2000                                749,941           15,051,985           15,801,926

Add (deduct):
    Loss for the year ended
       December 31, 2001                                   (10,544)            (204,979)            (215,523)
    To reflect changes in partnership capital
       between general and limited partners - net           95,568              (95,568)                  --
    Cash distributions for the year ended
       December 31, 2001                                   (54,623)          (1,099,060)          (1,153,683)
                                                         ---------         ------------         ------------

BALANCE - DECEMBER 31, 2001                                780,342           13,652,378           14,432,720

Add (deduct):
    Loss for the year ended
       December 31, 2002                                   (20,599)            (368,302)            (388,901)
    To reflect changes in partnership capital
       between general and limited partners - net           77,220              (77,220)                  --
    Cash distributions for the year ended
       December 31, 2002                                   (55,555)          (1,021,216)          (1,076,771)
                                                         ---------         ------------         ------------

BALANCE - DECEMBER 31, 2002                              $ 781,408         $ 12,185,640         $ 12,967,048
                                                         =========         ============         ============

See accompanying notes to consolidated financial statements                   28

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                           2002               2001               2000
------------------------                                           ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                          $  (388,901)        $  (215,523)        $ 2,283,969
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization                            1,287,174           1,691,684           2,249,720
       Net gain on disposal of land, building
         and improvements                                              --            (813,933)         (3,940,310)
       Net loss on disposal of tenant improvements                 65,700             825,678                  --
       (Income) loss from partnerships                            105,735            (101,498)              5,883
       Changes in assets and liabilities:
         (Increase) decrease in receivables
           and prepaid expenses - net                            (368,581)             89,502             (75,935)
         (Increase) decrease in deposits                          487,131            (214,690)           (256,765)
         Increase (decrease) in accounts payable
           and accrued expenses                                    64,877             (60,247)            (56,386)
         Increase (decrease) in accrued property taxes             39,447             (60,755)           (203,175)
         Decrease in deferred state income taxes                   (6,000)            (24,000)                 --
         Increase (decrease) in security deposits
           and prepaid rent                                      (263,901)            317,197            (144,370)
         Decrease in accrued interest                                  --             (14,992)            (16,563)
                                                              -----------         -----------         -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                1,022,681           1,418,423            (153,932)
                                                              -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in land, building and
     furniture and equipment                                     (667,844)         (1,151,114)         (1,068,405)
   Investment in partnerships                                    (883,293)           (953,590)         (2,983,750)
   Investments in loans receivable                                (36,038)            (87,600)            (40,000)
   Investment in deferred charges (primarily
     unamortized broker commissions)                             (415,734)           (296,545)           (315,870)
   Proceeds from sale of real estate,
     net of selling expenses                                           --           1,882,120           4,744,482
   Partnership investment draws                                 1,667,101             747,401             526,253
   Increase (decrease) in  minority interest                     (810,623)           (611,258)          1,855,277
   Collection of notes receivable                                      --                  --              40,000
                                                              -----------         -----------         -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (1,146,431)           (470,586)          2,757,987
                                                              -----------         -----------         -----------

See accompanying notes to consolidated financial statements                   29

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

YEARS ENDED DECEMBER 31,                                    2002                2001                 2000
------------------------                                    ----                ----                 ----
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of mortgages and notes payable               $  (227,090)        $  (457,562)        $   (366,360)
   Proceeds from mortgage financing                              --             460,797              599,126
   Distributions to partners                             (1,076,771)         (1,153,683)            (683,664)
                                                        -----------         -----------         ------------

NET CASH USED BY FINANCING ACTIVITIES                    (1,303,861)         (1,150,448)            (450,898)
                                                        -----------         -----------         ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (1,427,611)           (202,611)           2,153,157

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                      5,990,392           6,193,003            4,039,846
                                                        -----------         -----------         ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                          $ 4,562,781         $ 5,990,392         $  6,193,003
                                                        ===========         ===========         ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid during the year                        $ 1,656,185         $ 2,064,975         $  2,884,882


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

     Proceeds from sale of real estate used to
       retire debt                                      $        --         $ 6,169,101         $ 11,213,575
     Write-off of fully depreciated
       fixed assets                                          52,964              59,640               50,522

See accompanying notes to consolidated financial statements                   30

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

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

DECEMBER 31, 2002, 2001 AND 2000

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

            Receivables - The Partnership carries its receivables at cost. On a periodic basis, the Partnership evaluates its receivables and determines if an allowance for doubtful accounts is necessary. This determination is based on a history of past write-offs and collections and current credit conditions. If the Partnership determines an account is uncollectible, the account is written off to bad debt expense.

2  -  DEPRECIATION

      Depreciation is based on the method and estimated useful life of the respective assets as follows:

              Property                         Method                Life
              --------                         ------                ----

         180 North Michigan
           a. Building                   Straight Line                  35 years
           b. Building improvements      Straight Line                   Various
           c. Tenant improvements        Straight Line          Terms of related
                                                                   tenant leases
           d. Furniture and equipment    150% Declining Balance         12 years

         Naperville Office Court
           a. Building                   Straight Line                  25 years
           b. Building improvements      Straight Line                   Various
           c. Tenant improvements        Straight Line          Terms of related
                                                                   tenant leases
           d.  Furniture and equipment   150% Declining Balance          Various

         M&J/Retail Limited Partnership (1 retail center)
           a. Buildings                  Straight Line                  40 years
           b. Building improvements      Straight Line                  40 years
           c. Tenant improvements        Straight Line          Terms of related
                                                                   tenant leases
         209 West Jackson
           a. Building                   Straight Line                  40 years
           b. Building improvements      Straight Line                   Various
           c. Tenant improvements        Straight Line          Terms of related
                                                                   tenant leases

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

3  -  INVESTMENTS IN PARTNERSHIPS

      A summary of the income or loss from partnership investments included in the accompanying consolidated statement of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                                  2002                  2001                    2000
                                                              ----------             ----------               ---------
         L-C Office Partnership IV (d)                        $ (172,302)            $ (56,919)               $ (81,440)
         M&J/Grove Limited Partnership                             6,328                20,491                  (63,280)
         Rosemont 28 Limited Partnership                        (471,697)(b)            (2,180)                  (2,864)
         M&J/Eden Prairie Limited Partnership                      --    (a)            17,129 (a)               16,518 (a)
         Duke Realty Limited Partnership                          87,375 (a)            85,525 (a)               79,074 (a)
         First Candlewick Associates                              23,650 (a)            28,380 (a)                6,930 (a)
         Second Wilkow Venture                                     4,728 (a)             7,092 (a)                4,925 (a)
         Wilkow/Retail Partners Limited Partnership                1,105 (a)             1,493 (a)                  218 (a)
         Lake Cook Office Development IV                           --    (a)                -- (a)                   -- (a)
         M&J/Hotel Investors Limited Partnership                   --    (a)          (200,000)(a)(c)            24,000 (a)
         M&J/Mid Oak Limited Partnership                           1,050 (a)             4,725 (a)                6,300 (a)
         Northlake Tower Limited Partnership                     (62,399)(a)(b)         71,331 (a)              120,349 (a)
         Arlington LLC                                           130,123               (69,372)                (71,830)
         M&J/NCT Louisville LP                                     6,750 (a)            27,000 (a)               33,750 (a)
         M&J/Prospect Crossing Limited Partnership                50,915                31,573                  (12,997)
         Fulcrum, LLC                                             15,658                27,204                  (72,489)
         M&J/Clark Street, LLC                                    30,582 (a)            54,238 (a)                6,953 (a)
         Yorkshire Plaza Investors, LLC                           29,159 (a)            26,730 (a)                   -- (a)
         Wilkow/Grove Partners Limited Partnership                   322 (a)               161 (a)                   --
         M&J/Battery, LLC                                         29,255 (a)             8,569 (a)                   --
         M&J/Clarkfair Limited Partnership                        80,857                18,328                       --
         M&J/Crossroads Limited Partnership                       10,365                    --                       --
         M&J/Bayfair 580, LLC (a)                                 92,441 (a)                --                       --
                                                              ----------             ---------                ---------

                                                              $(105,735)             $ 101,498                $  (5,883)
                                                              ==========             =========                =========

      (a)   Income recognized under the cost method.

      (b)   Includes loss on disposition of investment.

      (c)   Includes provision for loss in book value.

      (d)   Income will be recognized under the cost method in future years.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

     The following is a summary of financial position and results of operations of the properties in which the Partnership has an equity partnership interest. The following schedule has been prepared from financial information provided by these partnerships as of their calendar year ends.

     YEAR ENDED DECEMBER 31, 2002:

                                                                                   M&J/
                                                                                  Prospect
                                                               M&J/               Crossing
                                         Arlington          Centennial,           Limited
                                            LLC                LLC              Partnership
                                        -----------        ------------         -----------
                                            (a) (a)             (a)
     BALANCE SHEET

     Real estate - net of
        accumulated depreciation        $17,682,422        $ 12,435,917         $11,176,171
     Current assets                       1,172,251              50,222             754,887
     Other assets                           384,374             125,780               6,505
                                        -----------        ------------         -----------

     TOTAL ASSETS                       $19,239,047        $ 12,611,919         $11,937,563
                                        ===========        ============         ===========


     Mortgages payable                  $18,162,923        $ 10,247,800         $11,286,775
     Other liabilities                      661,294               6,144             390,426
     Partners' capital                      414,830           2,357,975             260,362
                                        -----------        ------------         -----------
     TOTAL LIABILITIES AND
         PARTNERS' CAPITAL              $19,239,047        $ 12,611,919         $11,937,563
                                        ===========        ============         ===========


        STATEMENT OF OPERATIONS

     Revenue                            $ 4,114,839        $     44,978         $ 2,126,486
     Less:  Operating expenses            2,052,844               1,057             704,448
            Other expenses                1,478,704              40,308             861,986
            Depreciation                    371,488              10,638             276,748
                                        -----------        ------------         -----------

     NET INCOME (LOSS)                  $   211,803        $     (7,025)        $   283,304
                                        ===========        ============         ===========


     (a) Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

                                                         M&J/Grove          Shops at
                                                          Limited            Clark's
                                                        Partnership         Pond LLC
                                                        -----------       -----------
                                                            (a)               (a)
        BALANCE SHEET

     Real estate - net of
       accumulated depreciation                         $8,828,460        $16,892,675
     Current assets                                        553,489            282,775
     Other assets                                          168,957            611,076
                                                        ----------        -----------

     TOTAL ASSETS                                       $9,550,906        $17,786,526
                                                        ==========        ===========


     Mortgages payable                                  $6,386,785        $15,736,376
     Other liabilities                                     364,949             15,782
     Partners' capital                                   2,799,172          2,034,368
                                                        ----------        -----------

     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                                $9,550,906        $17,786,526
                                                        ==========        ===========


        STATEMENT OF OPERATIONS

     Revenue                                            $1,778,593        $ 2,802,933
     Less:  Operating expenses                             921,362            951,416
            Other expenses                                 435,435          1,389,956
            Depreciation                                   327,668            411,775
                                                        ----------        -----------

     NET INCOME                                         $   94,128        $    49,786
                                                        ==========        ===========

     (a) Based upon unaudited financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

      YEAR ENDED DECEMBER 31, 2001:

                                                                                   M&J/
                                                             Prospect           Prospect
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

DECEMBER 31, 2002, 2001 AND 2000

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

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

      YEAR ENDED DECEMBER 31, 2000:

                                                                                    M&J/
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

DECEMBER 31, 2002, 2001 AND 2000

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

DECEMBER 31, 2002, 2001 AND 2000

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

      In March 1993, the Partnership acquired a 63.64% undivided interest in Ramada Inn & Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Ramada Inn & Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Ramada Inn & Suites for an undivided interest in the 209 West Jackson building effective June 30, 1995. The Partnership also has a loan receivable of $731,124 at December 31, 2002, from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C. (see Note 4).

      At December 31, 2002, the Partnership has a loan receivable in the principal amount of $731,124 from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C.

      The property was sold for $5,985,000 in 2001 on the installment basis with a promissory note secured by the property. On October 1, 2002, the maker of the note failed to make a scheduled payment, thereby defaulting on the note, and legal action is currently being pursued. Due to the fact that the value of the asset exceeds the Partnership's receivable, a write-down of the receivable is not deemed necessary at this time.

      Duke Realty Limited Partnership

      On December 2, 1994, the Partnership redeemed its interest in three partnerships for a direct ownership in an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see Note 9).

      On April 15, 1997, the Partnership converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation. On June 12, 1997, 12,500 shares were sold for $500,044, resulting in a gain of $383,419. On July 21, 1997, the remaining 12,500 shares were sold for $528,168, resulting in a gain of $411,543.

      On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2002.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


      Rosemont 28 Limited Partnership

      The Partnership has invested a total of $760,618 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of land held for development in Orlando, Florida. On August 6, 2002, the underlying unimproved land held by Rosemont 28 Limited Partnership was sold for $475,000. The Partnership received cash proceeds of $93,455, resulting in a loss to Partnership of $407,062.

      M&J/Grove Limited Partnership

      The Partnership had invested a total of $931,000 to obtain a 21.91% interest in M&J/Grove Limited Partnership ("M&J/Grove"), which owns an office complex in Wheaton, Illinois. As a Class A limited partner, the Partnership is entitled to a cumulative cash flow priority of 8% per annum. On December 31, 1993, the Partnership acquired an additional 1.17% interest in M&J/Grove.

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

      On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV. On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake Cook Office Development - Building Four Limited Partnership. In addition to the investment, the Partnership has notes receivable of $15,091, $71,872 and $123,638 from Lake Cook Office Development - Building Four Limited Partnership, L-C Office Partnership IV and M&J/Dover Limited Partnership, respectively. The Partnership contributed an additional $175,097 in 1997, $60,379 in 1998 and $242,983 in 2002 to maintain its 74.69% interest in L-C Office Partnership IV.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


      On December 18, 2002, M&J/Dover Farms Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceed preference.

      M&J/Hotel Investors Limited Partnership

      On October 8, 1997, the Partnership invested $200,000 to obtain a 14.81% interest in M&J/Hotel Investors Limited Partnership, which owns a 164-room hotel in Kissimmee, Florida. At the time of purchase, the property was operating as the EconoLodge Maingate Central Hotel, but immediately following the closing, the property was converted to a Howard Johnson franchise. As of December 31, 2001, the investment in this property was deemed to have no liquidating value. The value of the assets of the property was less than the first mortgage loan that secures the property. As such, the Partnership's equity position was deemed worthless and written off in 2001. The mortgage on the property was foreclosed in 2002.

      M&J/Mid Oak Limited Partnership

      On August 26, 1997, the Partnership invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owned Mid Oak Plaza Shopping Center located in Midlothian, Illinois. Mid Oak Plaza Shopping Center was sold on November 26, 2002, for a purchase price of $6,025,000. M&J/Mid Oak Limited Partnership is due to receive a liquidating distribution in 2003 for the amount of $192,000, which will result in a gain on disposition of $77,284 in 2003.

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

DECEMBER 31, 2002, 2001 AND 2000


      The Partnership also has a non-interest-bearing unsecured loan payable to Arlington LLC in the amount of $11,027 at December 31, 2001 and 2000.

      On April 26, 2001, the Partnership invested $280,000 to release the letter of credit held by the mortgagee as credit enhancement for no additional interest in Arlington LLC.

      M&J/Prospect Crossing Limited Partnership

      On February 24, 2000, the Partnership invested $530,000 to obtain an 11.21% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

      M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 46).

      M&J/Clark Street, LLC

      On August 14, 2000, the Partnership invested $577,000 to obtain a 17.48% interest in M&J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois. The property is encumbered with a mortgage of $24,831,000, bearing interest at 9.00% and maturing August 2010.

      M&J/Battery, LLC

      On May 31, 2001, the Partnership invested $300,000 to obtain a 15.79% interest in M&J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California. The property is encumbered with a mortgage of $26,100,000, bearing interest at 7.625% and maturing May 2011.

      Centennial FWC, LLC

      On December 17, 2002, the Partnership invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia. The property is encumbered with a mortgage of $13,000,000, bearing interest at 5.90% and maturing January 2013.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


      CONSOLIDATED PARTNERSHIPS

      M&J/Sheridan Limited Partnership

      During 1988, the Partnership invested $2,500,000 to obtain an 89.29% interest in M&J/Sheridan Limited Partnership, which owns a 22,523 square foot office building in Highland Park, Illinois. The property was sold on July 31, 2001, resulting in a loss of $293,182.

      The financial position and results of operations of this partnership are included in the accompanying consolidated financial statements.

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

      On October 22, 1999, both the ownership and the debt were restructured. The Partnership and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Partnership's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Partnership was responsible for additional equity contributions of $852,000, which have been fully funded. Through a partial paydown of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. Funds in the amount of $804,588 have been drawn on the second note as of December 31, 2002.

      The financial position and results of operations of this company are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


      M&J/Retail Limited Partnership

      The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns a majority interest in one strip shopping center in the metropolitan Chicago area and seven partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

      On July 28, 1995, M&J/Retail acquired a majority interest in Northlake Tower Limited Partnership ("Tower"), contributing $1,112,667 of initial capital. Additional contributions of $116,837 were made through December 31, 1997, increasing the total capital investment to $1,229,514. Tower owns a 17.08% share of BSRT/M&J Northlake Limited Partnership ("BSRT/M&J"), which purchased a leasehold interest in the Northlake Tower Festival Shopping Center for $16,989,000 on July 28, 1995. The purchase of this property was made subject to a $10,350,000 first mortgage loan bearing interest only at the fixed rate of 8.5% per annum for ten years. On November 18, 1997, this loan was refinanced with a first mortgage of $17,600,000 with principal and interest payments based on a 30-year amortization and an interest rate of 7.64%. A portion of the refinancing proceeds were used to make distributions to the partners of BSRT/ M&J, with M&J/Retail ultimately receiving a distribution of $1,166,745. On April 10, 2002, M&J/Retail received a liquidating distribution from Northlake Tower Limited Partnership in the amount of $654,986, resulting in a loss on disposition of investment in partnership of $104,014.

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

      In 1998, M&J/Retail invested $415,000 to acquire a 70.90% investment in M&J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC was the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

             Marketfair North       - a 136,989 square foot shopping center in Clay, New York
             Shops at Clark's Pond  - a 208,325 square foot shopping center in South Portland, Maine

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


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

      The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. In March 2002, the property was refinanced. The property is encumbered with a mortgage of $18,250,000, bearing interest at 7.85% and maturing in April 2012. (See also Page 42).

      On February 24, 2000, M&J/Retail invested $500,000 to obtain a 10.58% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

      On April 10, 2000, M&J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. The property is encumbered with a mortgage of $18,680,000, bearing interest at 8.31% and maturing May 2005.

      On June 6, 2001, M&J/Retail invested $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California. The property is encumbered with a mortgage of $24,000,000, bearing interest at a variable rate of 300 basis points over the 30-day LIBOR and maturing July 2003.

      The financial position and results of operations of this partnership are included in the accompanying consolidated financial statements.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 2002:

                                                     209               M&J/
                                                     West             Retail
                                                   Jackson            Limited
                                                     LLC            Partnership
                                                 -----------        -----------
         BALANCE SHEET

      Real estate - net of
         accumulated depreciation                $11,736,697        $   538,738
      Current assets                                  26,004             10,670
      Other assets                                 1,241,721          1,043,338
                                                 -----------        -----------

      TOTAL ASSETS                               $13,004,422        $ 1,592,746
                                                 ===========        ===========


      Mortgages payable                          $ 8,392,344        $   398,229
      Other long-term payables                     1,304,588                 --
      Current liabilities                            797,274            175,394
      Minority interest                              727,963          1,850,230
      Partners' capital (deficit)                  1,782,253           (831,107)
                                                 -----------        -----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL (DEFICIT)              $13,004,422        $ 1,592,746
                                                 ===========        ===========


         STATEMENT OF OPERATIONS

      Revenue                                    $ 3,301,066        $   309,783
      Less:  Operating expenses                    1,953,890            127,352
             Other expenses                          883,531             32,273
             Depreciation                            325,847             20,913
             Minority interest                        39,961             70,672
                                                 -----------        -----------

      NET INCOME                                 $    97,837        $    58,573
                                                 ===========        ===========


FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


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

DECEMBER 31, 2002, 2001 AND 2000


      The following is a summary of the financial position and results of operations of the entities included in consolidation at December 31, 2000:

                                             209               M&J/                M&J/
                                             West            Sheridan             Retail
                                           Jackson            Limited            Limited
                                             LLC            Partnership         Partnership
                                         -----------        -----------         ----------
         BALANCE SHEET

      Real estate - net of
         accumulated depreciation        $11,983,459        $ 2,566,405         $3,765,774
      Current assets                          13,250             27,999             36,111
      Other assets                           969,166             48,974          4,937,970
                                         -----------        -----------         ----------

      TOTAL ASSETS                       $12,965,875        $ 2,643,378         $8,739,855
                                         ===========        ===========         ==========


      Mortgages payable                  $ 8,858,822        $ 1,297,613         $3,616,307
      Other long-term payables             1,916,866            492,000                 --
      Current liabilities                    678,683            276,751            258,961
      Minority interest                      438,336           (134,637)         3,696,375
      Partners' capital                    1,073,168            711,651          1,168,212
                                         -----------        -----------         ----------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                $12,965,875        $ 2,643,378         $8,739,855
                                         ===========        ===========         ==========


         STATEMENT OF OPERATIONS

      Revenue                            $ 3,162,513        $   402,438         $7,130,978
      Less:  Operating expenses            1,749,802            215,330          1,344,590
             Other expenses                  990,473            162,969            881,283
             Depreciation                    292,989            148,106            852,703
             Minority interest                37,482            (13,277)         1,914,903
                                         -----------        -----------         ----------

      NET INCOME (LOSS)                  $    91,767        $  (110,690)        $2,137,499
                                         ===========        ===========         ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


4  -  LOANS RECEIVABLE

                                                                                             2002         2001
                                                                                          ---------     ---------
      The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C.
      Unsecured promissory note bearing interest at 3% over prime issued in connection with Ramada Inn & Suites located in Orlando, Florida. The note is due on demand or, if demand is not sooner made, on December 31, 2005
      (see Note 3).                                                                       $ 731,124     $ 731,124

      L-C Office Partnership IV
      Unsecured promissory note bearing interest at 2% over prime issued in connection with the Dover Farms Apartments located in North Royalton,
      Ohio. The note is due on demand or, if demand is not sooner made, on
      December 31, 2005.                                                                     71,872        71,872

      Lake Cook Office Development - Building Four Limited Partnership
      Unsecured promissory note bearing interest at 2% over prime issued in connection with the Dover Farms Apartments located in North Royalton, Ohio.
      The note is due on demand or, if demand is not sooner made, on
      December 31, 2005.                                                                     15,091        15,091

      M&J/Dover Farms Limited Partnership
      Unsecured promissory note bearing interest at prime issued in connection with the Dover Farms Apartments located in North Royalton, Ohio. The note
      is due on demand or, if demand is not sooner made, on December 31, 2005.              123,638        87,600
                                                                                          ---------     ---------
                                                                                          $ 941,725     $ 905,687
                                                                                          =========     =========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

5  -  MORTGAGES PAYABLE

      The mortgages payable at December 31, 2002, consist of:


                                                                            OUTSTANDING
                                            ORIGINAL                         BALANCE
                                            PRINCIPAL        MONTHLY        DECEMBER 31,
                                             AMOUNT         PAYMENTS             2002
                                         ------------       --------        -----------
180 North Michigan, 7.13%
  due monthly to August 1,
  2008 (a)                                $ 7,300,000        $49,206        $ 6,977,726

Naperville Office Court,
  7.13% due monthly to
  July 1, 2008 (b)                          4,500,000         30,337          4,297,620

209 West Jackson,
  8.95% due October 1, 2004 (c)            10,000,000         68,888          9,196,932

Evergreen Commons, 7.88% due
  April 30, 2004 (d)                          530,000          4,516            398,229
                                                                            -----------

TOTAL OUTSTANDING MORTGAGE BALANCE                                          $20,870,507
                                                                            ===========

                                                                 PRINCIPAL PAYMENTS
                                     --------------------------------------------------------------------------
                                                          DURING THE YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------------------
                                       2003            2004              2005           2006             2007          THEREAFTER
                                     --------        ----------        -------         --------        --------        -----------
180 North Michigan, 7.13%
  due monthly to August 1,
  2008 (a)                           $ 88,514        $   93,690        $102,131        $109,764        $118,691        $ 6,464,936

Naperville Office Court,
  7.13% due monthly to
  July 1, 2008 (b)                     54,840            58,052          63,276          68,005          73,088          3,980,359

209 West Jackson,
  8.95% due October 1, 2004 (c)        91,697         9,105,235              --              --              --                 --

Evergreen Commons, 7.88% due
  April 30, 2004 (d)                   22,416           375,813              --              --              --                 --
                                     --------        ----------        --------        --------        --------        -----------

TOTAL OUTSTANDING MORTGAGE BALANCE   $257,467        $9,632,790        $165,407        $177,769        $191,779        $10,445,295
                                     ========        ==========        ========        ========        ========        ===========

      (a)   A balloon payment of $6,283,329 will be due August 1, 2008.

      (b)   A balloon payment of $3,946,123 will be due July 1, 2008.

      (c) A balloon payment of $8,823,280 will be due October 1, 2004. The original principal amount of $10,000,000 is divided into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. As of December 31, 2002, $804,588 has been drawn on the second note.

      (d)   A balloon payment of $369,898 will be due April 30, 2004.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


6  -  RELATED PARTY TRANSACTIONS

      Management and Other Fees

      Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 2002, 2001 and 2000, were $1,120,178, $1,245,523 and $1,424,852, respectively. These fees related to a portfolio encompassing approximately 435,000 square feet.

      At December 31, 2002 and 2001, $20,462 and $15,263, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

      Professional Fees

      Professional fees paid during the years ended December 31, 2002, 2001 and 2000, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $38,600, $44,417 and $46,583, respectively. For the years ended December 31, 2002, 2001 and 2000, $90,184, $98,256 and $88,562, respectively, were paid to M&J Wilkow, Ltd. for professional services.

      Investments in Partnerships

      The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

      Rental Income

      Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $283,857, $257,519 and $245,480 for the years ended December 31, 2002, 2001 and 2000, respectively, under a lease for office space.

      Receivables

      Included in receivables at December 31, 2000, is a $216,866 advance made to M&J Wilkow, Ltd. as a result of a bookkeeping error. This advance was made in December of 2000 and was repaid in January of 2001.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


7  -  RENTALS RECEIVABLE UNDER OPERATING LEASES

      Minimum future rentals receivable by the Partnership on noncancelable operating leases as of December 31, 2002, are as follows:

                       Year Ending
                    December 31, Total
                    ------------------
                           2003                           $  6,497,873
                           2004                              5,640,642
                           2005                              5,344,622
                           2006                              3,308,807
                           2007                              2,856,445
                           Thereafter                        5,902,677
                                                          ------------

                              Total                       $ 29,551,066
                                                          ============

8  -  DEFERRED CHARGES

       Deferred mortgage costs were incurred in connection with obtaining the mortgages payable and are amortized over the lives of the loans. Deferred leasing commissions are amortized over the terms of related tenant leases ranging from 1 to 10 years. Syndication costs were incurred in connection with the formation of M&J/Retail Limited Partnership and are carried at cost.

       Deferred charges at December 31, 2002, consist of the following:

                                       Deferred          Deferred
                                       Mortgage           Leasing           Syndication
                                        Costs           Commissions            Costs             Total
                                      ---------         -----------         -----------       -----------
      Original cost                   $ 270,494         $ 1,798,434         $   25,000        $ 2,093,928
      Accumulated amortization         (124,073)           (814,027)                --           (938,100)
                                      ---------         -----------         ----------        -----------

                                      $ 146,421         $   984,407         $   25,000        $ 1,155,828
                                      =========         ===========         ==========        ===========

      Deferred charges at December 31, 2001, consist of the following:

                                       Deferred          Deferred
                                       Mortgage           Leasing           Syndication
                                        Costs           Commissions            Costs             Total
                                      ---------         -----------         -----------       -----------
      Original cost                   $ 312,916         $ 1,400,728         $   25,000        $ 1,738,644
      Accumulated amortization         (136,806)           (634,333)                --           (771,139)
                                      ---------         -----------         ----------        -----------

                                      $ 176,110         $   766,395         $   25,000        $   967,505
                                      =========         ===========         ==========        ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000


      The total amortization expense recognized for the years ended December 31, 2002, 2001 and 2000, is $227,411, $440,460 and $678,955, respectively.
      Estimated amortization expense for the next five years will vary depending on the amount of deferred charges outstanding but is expected to be similar to the 2002 amount.

9  -  PARTNERS' CAPITAL

      At December 31, 2002, general partner units totaled 9,199 units and the general partners also beneficially owned 4,340 limited partner units.

      At December 31, 2001, general partner units totaled 8,614 units and the general partners also beneficially owned 4,160 limited partner units.

      At December 31, 2000, general partner units totaled 7,890 units and the general partners also beneficially owned 3,717 limited partner units.

10 -  COMMITMENTS AND CONTINGENCIES

      As of December 31, 2002, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 3). The facility, due September 1, 2003, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note 3). As of December 31, 2002, there are no amounts outstanding under this facility.

      As of December 31, 2002 and 2001, the Partnership, through its investment in M&J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit relating to Marketfair North, of which M&J/Retail Limited Partnership is an equity holder.

11 -  SUBSEQUENT EVENTS

       In January 2003, the Partnership made a distribution in the amount of $188,008, or $1.10 per unit.

       In March 2003, the Partnership received a payment of $113,638 on the indebtedness from M&J/Dover Limited Partnership.

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

      The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:


     Name                Position         Age           Other Positions          Relation to Other Officer
     ----                --------         ---           ---------------          -------------------------
Marc R. Wilkow           General          53            General Counsel          Brother of Clifton Wilkow
                         Partner

Clifton J. Wilkow        General          50            None                     Brother of Marc Wilkow
                         Partner

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

      (b) The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) at December 31, 2002:

                                                              Amount
                                                        Beneficially Owned          % of Owned
                                                        ------------------          ----------
      General Partnership Units                               9,199                   5.38%
      Units of Limited
        Partnership Interest                                  4,340                   2.54%

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 2002, 2001 and 2000, were $1,120,178, $1,245,523 and $1,424,852, respectively (see Note 6 to
Consolidated Financial Statements).

      Professional fees paid during the years ended December 31, 2002, 2001 and 2000, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $38,600, $44,417 and $46,583, respectively.

      Professional fees paid during the years ended December 31, 2002, 2001 and 2000, to M&J Wilkow, Ltd. were $90,184, $98,256 and $88,562, respectively.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as a part of this report:


            1.    The Index to Consolidated Financial Statements is set forth on
                  Page 24

            2.    Financial Statement Schedules:                                    Page No.
                                                                                    --------
                  Independent Auditor's Report                                          25

                  Schedule VIII - Valuation and Qualifying Accounts and
                  Reserves, Years Ended December 31, 2002, 2001 and 2000                59

                  Schedule X - Supplementary Profit and Loss Information, Years
                  Ended December 31, 2002, 2001 and 2000                                60

                  Schedule XI - Real Estate and Accumulated Depreciation, Year
                  Ended December 31, 2002                                               61

                  Notes to Schedule XI                                                  63

                  Schedule XIII - Investments in, Equity in Earnings of, and
                  Drawings Received From Affiliates and Other Persons, Years
                  Ended December 31, 2002, 2001 and 2000                                72

      Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

      3. Exhibits: See Index to Exhibits on Page 81 (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2002.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      COLUMN B               COLUMN C      COLUMN D       COLUMN E

                                                                                                                          ADDITIONS
                                              BALANCE AT             CHARGED TO                                           BALANCE AT
                                               BEGINNING             PROFIT OR                                             CLOSE OF
                                               OF YEAR                INCOME                 OTHER         DEDUCTIONS        YEAR
                                              ----------             ---------              --------       ----------     ----------
YEAR ENDED DECEMBER 31, 2000

     Reserve for bad debts                    $      --              $      --              $     --          $    --       $   --
                                              =========              =========              ========         ========       =======

     Reserve for losses on loans              $      --              $      --              $     --          $    --       $   --
                                              =========              =========              ========         ========       =======

     Reserve for valuation of investments     $      --              $      --              $     --          $    --       $   --
                                              =========              =========              ========         ========       =======


YEAR ENDED DECEMBER 31, 2001

     Reserve for bad debts                    $      --              $      --              $     --          $    --       $   --
                                              =========              =========              ========         ========       =======

     Reserve for losses on loans              $      --              $      --              $     --          $    --       $   --
                                              =========              =========              ========         ========       =======

     Reserve for valuation of investments     $      --              $      --              $     --          $    --       $   --
                                              =========              =========              ========         ========       =======


YEAR ENDED DECEMBER 31, 2002

     Reserve for bad debts                    $      --              $      --              $     --         $     --       $    --
                                              =========              =========              ========         ========       =======

     Reserve for losses on loans              $      --              $      --              $     --         $     --       $    --
                                              =========              =========              ========         ========       =======

     Reserve for valuation of investments     $      --              $      --              $     --         $     --       $    --
                                              =========              =========              ========         ========       =======

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION


YEARS ENDED DECEMBER 31,                               2002              2001              2000
------------------------                               ----              ----              ----
1 REPAIRS AND MAINTENANCE
          Name of property:
          180 North Michigan                         $  704,391        $  483,482        $  520,494
          Naperville Office Court                       122,368            87,088            52,586
          209 West Jackson                              394,003           385,815           365,489
          Highland Park Professional Building                --            36,487            40,131
          Waterfall Plaza                                    --             9,026            21,369
          Retail Centers                                 11,523             4,189            90,680
                                                     ----------        ----------        ----------

       TOTAL                                         $1,232,285        $1,006,087        $1,090,749
                                                     ==========        ==========        ==========


2.   DEPRECIATION, DEPLETION AND AMORTIZATION
       OF FIXED AND INTANGIBLE ASSETS
          Depreciation expense                       $1,059,763        $1,251,224        $1,570,765
          Amortization expense                          227,411           440,460           678,955
                                                     ----------        ----------        ----------

       TOTAL                                         $1,287,174        $1,691,684        $2,249,720
                                                     ==========        ==========        ==========


3 TAXES, OTHER THAN INCOME TAXES
          Real estate taxes:
          180 North Michigan                         $  655,715        $  546,379        $  629,889
          Naperville Office Court                       125,258           106,929           102,423
          Highland Park Professional Building                --            14,398            53,303
          Retail Centers                                 33,240            54,402           690,982
          Waterfall Plaza                                    --            77,390           139,204
          209 West Jackson                              504,995           535,663           439,349
                                                     ----------        ----------        ----------

       TOTAL                                         $1,319,208        $1,335,161        $2,055,150
                                                     ==========        ==========        ==========


4.   MANAGEMENT FEES                                 $  602,856        $  678,759        $  800,051
                                                     ==========        ==========        ==========


5.   RENTS
       Ground rent - 180 North Michigan              $   33,194        $   11,855        $   11,855
                                                     ==========        ==========        ==========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

YEAR ENDED DECEMBER 31, 2002

                                                                            INITIAL COST TO                  COST CAPITALIZED
                                                                                COMPANY                 SUBSEQUENT TO ACQUISITION
                                                                       ---------------------------     ---------------------------
                                                                                       BUILDINGS
                                                                                          AND                           CARRYING
                                   DESCRIPTION       ENCUMBRANCES         LAND        IMPROVEMENTS     IMPROVEMENTS        COST
                                   -----------       ------------     -----------     ------------     ------------     --------
Naperville Office Court,            Office
  Naperville, Illinois               Building        $ 4,297,620      $ 1,796,459      $ 3,321,535     $ 2,140,629     $     --
180 North Michigan,                 Office
  Chicago, Illinois                  Building          6,977,726        1,061,120        6,550,000       7,272,176           --
209 West Jackson,                   Office
  Chicago, Illinois                  Building (B)      9,196,932        1,172,490       10,552,406         910,390           --
 One Strip Shopping Center:
  Evergreen Commons,                Shopping
    Evergreen Park, Illinois         Center (A)          398,229           70,307          632,760          78,142           --
                                                     -----------      -----------      -----------     -----------     --------
TOTAL                                                $20,870,507      $ 4,100,376      $21,056,701     $10,401,337     $     --
                                                     ===========      ===========      ===========     ===========     ========

See Notes 1, 2 and 3 accompanying Schedule XI.

(A) Owned by M&J/Retail Limited Partnership; 53%-owned subsidiary of First Wilkow Venture.

(B)   Owned by 209 West Jackson LLC; 71%-owned subsidiary of First Wilkow
      Venture.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEAR ENDED DECEMBER 31, 2002

                                 GROSS AMOUNT AT WHICH CARRIED AT
                                         DECEMBER 31, 2002
                             ----------------------------------------
                                          BUILDINGS                                                                 LIFE ON WHICH
                                             AND                       ACCUMULATED          DATE OF        DATE     DEPRECIATION IS
                               LAND      IMPROVEMENTS     TOTAL       DEPRECIATION       CONSTRUCTION    ACQUIRED      COMPUTED
                            ----------   ------------   -----------   ------------       ------------    --------  -----------------
Naperville Office Court,
  Naperville, Illinois      $1,796,459   $ 5,462,164    $ 7,258,623    $ 2,724,141          1980           1986        25 Years

180 North Michigan,
  Chicago, Illinois          1,061,120    13,822,176     14,883,296      9,165,386          1926           1968        35 Years
                                                                                      Renovated in 1967

209 West Jackson,
  Chicago, Illinois          1,172,490    11,462,796     12,635,286        898,590          1898           1999        40 Years
                                                                                      Renovated in 1989

One Strip Shopping Center:
  Evergreen Commons,
  Evergreen Park, Illinois      70,307       710,902        781,209        242,470          1987           1988        40 Years
                            ----------   -----------    -----------    -----------

   TOTAL                    $4,100,376   $31,458,038    $35,558,414    $13,030,587
                            ==========   ===========    ===========    ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         BALANCE AT                                                             BALANCE
                                        BEGINNING OF       ADDITION                       OTHER CHARGES         AT END
                                           YEAR             AT COST       RETIREMENTS      ADD (DEDUCT)         OF YEAR
                                        -----------        --------       -----------     -------------        -----------
    BUILDINGS AND IMPROVEMENTS -
    YEAR ENDED DECEMBER 31, 2002

    Naperville Office Court,
       Naperville, Illinois              $ 5,392,533        $135,905        $ 66,274        $        --        $ 5,462,164
    180 North Michigan,
       Chicago, Illinois                  13,529,782         450,361         157,967                 --         13,822,176
    209 West Jackson,
       Chicago, Illinois                  11,399,152          63,644              --                 --         11,462,796
    One Strip Shopping Center:
       Evergreen Commons,
         Evergreen Park, Illinois            692,968          17,934              --                 --            710,902
                                         -----------        --------        -------         -----------        -----------

    TOTAL                                $31,014,435        $667,844        $224,241        $        --        $31,458,038
                                         ===========        ========        =======         ===========        ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                BALANCE AT                                                                BALANCE
                                               BEGINNING OF         ADDITION                         OTHER CHARGES        AT END
                                                   YEAR             AT COST          RETIREMENTS      ADD (DEDUCT)        OF YEAR
                                               ------------        ---------         -----------     -------------      -----------
   BUILDINGS AND IMPROVEMENTS -
   YEAR ENDED DECEMBER 31, 2001

    Naperville Office Court,
       Naperville, Illinois                     $ 5,696,152        $  460,510        $   764,129      $        --       $ 5,392,533
    180 North Michigan,
       Chicago, Illinois                         13,757,515           404,970            632,703               --        13,529,782
    Highland Park Professional Building,
       Highland Park, Illinois                    3,815,053            15,662          3,830,715               --                --
    Waterfall Plaza,
       Orland Park, Illinois                      1,728,583             7,776          1,736,359               --                --
    209 West Jackson,
       Chicago, Illinois                         11,136,999           262,153                 --               --        11,399,152
    Three Strip Shopping Centers:
       Oak Lawn Square,
         Oak Lawn, Illinois                       1,451,382                --          1,451,382               --                --
       Archer and Central,
         Chicago, Illinois                        2,617,546                --          2,617,546               --                --
       Evergreen Commons,
         Evergreen Park, Illinois                   692,968                --                 --               --           692,968
                                                -----------        -----------       -----------      ------------      -----------

    TOTAL                                       $40,896,198        $1,151,071        $11,032,834      $        --       $31,014,435
                                                ===========        ==========        ===========      ============      ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1 - RECONCILIATION OF COSTS OF REAL ESTATE DURING EACH
    OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                            BALANCE AT                                                              BALANCE
                                           BEGINNING OF       ADDITION                        OTHER CHARGES         AT END
                                               YEAR           AT COST        RETIREMENTS      ADD (DEDUCT)          OF YEAR
                                           ------------       --------       -----------      -------------     ---------------
     BUILDINGS AND IMPROVEMENTS -
     YEAR ENDED DECEMBER 31, 2000

Naperville Office Court,
   Naperville, Illinois                     $ 5,580,284        $115,868        $    --        $        --        $ 5,696,152

180 North Michigan,
   Chicago, Illinois                         13,400,521         370,927         13,933                 --         13,757,515

Highland Park Professional Building,
   Highland Park, Illinois                    3,710,444         108,302          3,693                 --          3,815,053

Waterfall Plaza,
   Orland Park, Illinois                      1,728,583              --             --                 --          1,728,583

209 West Jackson,
   Chicago, Illinois                         10,601,774         535,225             --                 --         11,136,999

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         BALANCE AT                                                   BALANCE
                                        BEGINNING OF   ADDITION                    OTHER CHARGES      AT END
                                            YEAR        AT COST    RETIREMENTS      ADD (DEDUCT)      OF YEAR
                                        -----------   ----------   -----------       ---------       ---------
Nine Strip Shopping Centers:

    Oak Lawn Promenade,
       Oak Lawn, Illinois               $ 4,175,701   $   22,063   $ 4,197,764       $        --     $        --

    Oak Lawn Square,
       Oak Lawn, Illinois                 1,445,442        5,940            --                --       1,451,382

    Broadway Festival,
       Chicago, Illinois                  2,880,458       37,230     2,917,688                --              --

    Irving and Kimball,
       Chicago, Illinois                  1,787,318           --     1,787,318                --              --

    Melrose and Kimball,
       Chicago, Illinois                  1,396,752           --     1,396,752                --              --

    Archer and Central,
       Chicago, Illinois                  2,617,546           --            --                --       2,617,546

    Evergreen Commons,
       Evergreen Park, Illinois             692,968           --            --                --         692,968

    Diversey and Sheffield,
       Chicago, Illinois                  1,903,035           --     1,903,035                --              --

    Harlem and North Shopping Center,
       Oak Park, Illinois                 2,977,596           --     2,977,596                --              --
                                        -----------   ----------   -----------       -----------     -----------
    TOTAL                               $54,898,422   $1,195,555   $15,197,779       $        --     $40,896,198
                                        ===========   ==========   ===========       ===========     ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

2- RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE DURING EACH OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            BALANCE AT                                                    BALANCE
                                                           BEGINNING OF   ADDITION                     OTHER CHARGES       AT END
                                                              YEAR         AT COST     RETIREMENTS      ADD (DEDUCT)      OF YEAR
                                                           ------------   --------     -----------     -------------      -------
YEAR ENDED DECEMBER 31, 2002
Naperville Office Court,
  Naperville, Illinois                                     $ 2,549,015   $  231,547   $       56,421   $           --   $ 2,724,141
180 North Michigan,
  Chicago, Illinois                                          8,747,907      519,598          102,119               --     9,165,386
209 West Jackson,
  Chicago, Illinois                                            609,451      289,139               --               --       898,590
One Strip Shopping Center:
  Evergreen Commons,
     Evergreen Park, Illinois                                  224,698       17,772               --               --       242,470
                                                           -----------   ----------   --------------   --------------   -----------
TOTAL                                                      $12,131,071   $1,058,056   $      158,540   $           --   $13,030,587
                                                           -----------   ----------   --------------   --------------   -----------

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

2 -  RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
     DURING EACH OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                        BALANCE AT                                             BALANCE
                                       BEGINNING OF    ADDITION                OTHER CHARGES    AT END
                                          YEAR         AT COST    RETIREMENTS  ADD (DEDUCT)    OF YEAR
                                       -----------   ----------   ----------   -----------   -----------
YEAR ENDED DECEMBER 31, 2001
Naperville Office Court,
  Naperville, Illinois                 $ 2,596,206   $  238,103   $  285,294   $        --   $ 2,549,015
180 North Michigan,
  Chicago, Illinois                      8,507,943      525,823      285,859            --     8,747,907
Highland Park Professional Building,
  Highland Park, Illinois                1,406,648       80,741    1,487,389            --            --
Waterfall Plaza,
  Orland Park, Illinois                    312,263       25,278      337,541            --            --
209 West Jackson,
  Chicago, Illinois                        326,029      283,422           --            --       609,451
Three Strip Shopping Centers:
  Oak Lawn Square,
     Oak Lawn, Illinois                    449,659       27,213      476,872            --            --
  Archer and Central,
     Chicago, Illinois                     813,205       49,078      862,283            --            --
  Evergreen Commons,
     Evergreen Park, Illinois              207,373       17,325           --            --       224,698
                                       -----------   ----------   ----------   -----------   -----------
TOTAL                                  $14,619,326   $1,246,983   $3,735,238   $        --   $12,131,071
                                       ===========   ==========   ==========   ===========   ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

2 -    RECONCILIATIONS OF ACCUMULATED DEPRECIATION OF REAL ESTATE
       DURING EACH OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   BALANCE AT                                                      BALANCE
                                                  BEGINNING OF       ADDITION                    OTHER CHARGES      AT END
                                                      YEAR            AT COST     RETIREMENTS    ADD (DEDUCT)       OF YEAR
                                                  ------------       --------     -----------    ------------      --------
       YEAR ENDED DECEMBER 31, 2000

       Naperville Office Court,
         Naperville, Illinois                      $2,371,852        $224,354        $    --     $       --        $2,596,206

       180 North Michigan,
         Chicago, Illinois                          8,018,333         503,544         13,934             --         8,507,943

       Highland Park Professional Building,
         Highland Park, Illinois                    1,273,228         133,420             --             --         1,406,648

       Waterfall Plaza,
         Orland Park, Illinois                        269,048          43,215             --             --           312,263

       209 West Jackson,
         Chicago, Illinois                             54,960         271,069             --             --           326,029

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          BALANCE AT                                                               BALANCE
                                         BEGINNING OF        ADDITION                          OTHER CHARGES        AT END
                                            YEAR             AT COST         RETIREMENTS        ADD (DEDUCT)       OF YEAR
                                         -----------        ----------        ----------        ----------        -----------
Nine Strip Shopping Centers:

    Oak Lawn Promenade,
      Oak Lawn, Illinois                 $ 1,256,411        $   92,425        $1,348,836        $       --        $        --

    Oak Lawn Square,
      Oak Lawn, Illinois                     413,524            36,135                --                --            449,659

    Broadway Festival,
      Chicago, Illinois                      856,421            45,327           901,748                --                 --

    Irving and Kimball,
      Chicago, Illinois                      491,890            18,536           510,426                --                 --

    Melrose and Kimball,
      Chicago, Illinois                      410,299            14,548           424,847                --                 --

    Archer and Central,
      Chicago, Illinois                      747,767            65,438                --                --            813,205

    Evergreen Commons,
      Evergreen Park, Illinois               190,048            17,325                --                --            207,373

    Diversey and Sheffield,
      Chicago, Illinois                      507,551            32,176           539,727                --                 --

    Harlem and North Shopping Center,
      Oak Park, Illinois                     470,019            68,271           538,290                --                 --
                                         -----------        ----------        ----------        ----------        -----------
    TOTAL                                $17,331,351        $1,565,783        $4,277,808        $       --        $14,619,326
                                         ===========        ==========        ==========        ==========        ===========

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

3  -  BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES

                                                                       BUILDINGS
                                                                         AND
                                                    LAND             IMPROVEMENTS
                                                 ----------          -----------
                                                                         (A)
First Wilkow Venture:
   180 North Michigan                            $1,080,374          $ 4,932,218
   Naperville Office Court                          301,349            1,852,704
                                                 ----------          -----------

       Subtotal                                   1,381,723            6,784,922
                                                 ----------          -----------

Subsidiaries:
   209 West Jackson                               1,581,844            7,416,250
   One Strip Shopping Center:
     Evergreen Commons                               70,307              468,431
                                                 ----------          -----------

       Subtotal                                   1,652,151            7,884,681
                                                 ----------          -----------

       Total Consolidated                        $3,033,874          $14,669,603
                                                 ==========          ===========

(A)   Net of accumulated depreciation

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


FIRST WILKOW VENTURE

(A LIMITED PARTNERSHIP)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2002:

      COLUMN A                                     COLUMN B          COLUMN C                  COLUMN D                COLUMN E
      --------                                     --------          --------                  --------                --------

                                                  BALANCE AT        ADDITIONS                 DEDUCTIONS
                                                  BEGINNING   ------------------     ----------------------------      BALANCE
                                                   OF YEAR     INCOME    OTHER         LOSS     DRAWS     OTHER        OF YEAR
                                                  ----------  --------  --------     --------  --------  --------     ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
     Registrant:
       L-C Office Partnership IV (F)              $  157,496  $     --  $242,983     $172,302  $     --  $     --     $  228,177
       M&J/Grove Limited Partnership                 545,720     6,328        --           --    71,969        --        480,079
       Rosemont 28 Limited Partnership (E)           562,058        --     3,094        1,635    93,455   470,062 (E)         --

       Arlington LLC (B)                           1,425,999   130,123        --           --   292,320        --      1,263,802
       M&J/Prospect Crossing Limited Partnership     493,721    24,104        --           --    34,381        --        483,444
       Centennial FWV, LLC (D)                            --        --   635,000 (D)       --        --        --        635,000
                                                  ----------  --------  --------     --------  --------  --------     ----------
            Total Registrant                       3,184,994   160,555   881,077      173,937   492,125   470,062      3,090,502

     M&J/Clarkfair Limited Partnership (A)(C)        289,678    80,857        --           --    41,500        --        329,035
     M&J/Prospect Crossing Limited
        Partnership (A)                              461,702    26,811        --           --    32,435        --        456,078
     Fulcrum, LLC (A)                                945,458    15,658        --           --    96,649        --        864,467
     M&J/Crossroads Limited Partnership (A)               --    10,365        --           --    10,365        --             --
                                                  ----------  --------  --------     --------  --------  --------     ----------

TOTAL INVESTMENTS - EQUITY METHOD                 $4,881,832  $294,246  $881,077     $173,937  $673,074  $470,062     $4,740,082
                                                  ==========  ========  ========     ========  ========  ========     ==========

      (A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

      (B) Includes investments by the Registrant and M&J/Retail Limited Partnership.

      (C)   Investment was accounted for under the cost method prior to 2000.

      (D)   New investment.

      (E)   Loss on disposition.

      (F)   Investment will be accounted for by the cost method in future years.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2002:

      COLUMN A                                        COLUMN B          COLUMN C               COLUMN D                COLUMN E
      --------                                        --------          --------               --------                --------

                                                     BALANCE AT        ADDITIONS              DEDUCTIONS               BALANCE
                                                     BEGINNING   ------------------  ----------------------------      AT END
                                                      OF YEAR     INCOME    OTHER      LOSS     DRAWS     OTHER        OF YEAR
                                                     ----------  --------  --------  --------  --------  --------     ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD
      Registrant:
         M&J/Eden Prairie Limited Partnership        $  140,174  $     --  $   --     $   --  $     --  $     --     $  140,174
         Duke Realty Limited Partnership                235,654    87,375      --         --    87,375        --        235,654
         First Candlewick Associates                    125,950    23,650      --         --    23,650        --        125,950
         Second Wilkow Venture                           64,813     4,728      --         --     4,728        --         64,813
         Wilkow/Retail Partners Limited Partnership       2,799     1,105      10         --     1,105        --          2,809
         Lake Cook Office Development IV                  2,068        --   2,206         --        --        --          4,274
         M&J/Mid Oak Limited Partnership                 70,000     1,050      --         --     1,050        --         70,000
         Mid Oak Plaza LLC                                   10        --      --         --        10        --             --
         M&J/NCT Louisville LP                          300,000     6,750      --         --     6,750        --        300,000
         M&J/LaSalle Limited Partnership                  6,480        --      --         --        --        --          6,480
         Wilkow/Grove Limited Partnership                    --       322      --         --       322        --             --
         M&J/Clark Street, LLC                          577,000    30,582      --         --    30,581        --        577,001
         M&J/Battery, LLC                               300,000    29,255      --         --    29,255        --        300,000
                                                     ----------  --------  ------     ------  --------  --------     ----------
              Total Registrant                        1,824,948   184,817   2,216         --   184,826        --      1,827,155
      Northlake Tower Limited Partnership (A)(B)        750,000        --      --              687,601    62,399 (B)         --
      Yorkshire Plaza Investors, LLC(A)                 243,000    29,159      --         --    29,159        --        243,000
      M&J/Bayfair 580, LLC(A)                           371,000    92,441      --         --    92,441        --        371,000
                                                     ----------  --------  ------     ------  --------  --------     ----------

TOTAL INVESTMENTS - COST METHOD                      $3,188,948  $306,417  $2,216     $   --  $994,027  $ 62,399     $2,441,155
                                                     ==========  ========  ======     ======  ========  ========     ==========

      (A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

      (B)   Loss on disposition.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A LIMITED PARTNERSHIP)
SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND
DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2001:

      COLUMN A                                        COLUMN B          COLUMN C                  COLUMN D                 COLUMN E
      --------                                        --------          --------                  --------                 --------

                                                     BALANCE AT        ADDITIONS                 DEDUCTIONS                BALANCE
                                                     BEGINNING   ------------------   --------------------------------     AT END
                                                      OF YEAR     INCOME    OTHER       LOSS       DRAWS       OTHER       OF YEAR
                                                     ----------  --------  --------   --------    --------    --------    ----------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
     Registrant:
       L-C Office Partnership IV                   $  214,415   $    --   $     --     $ 56,919   $      --  $      --   $  157,496
       M&J/Grove Limited Partnership                  567,112    20,491         --           --      41,883         --      545,720
       Rosemont 28 Limited Partnership                561,648        --      2,590        2,180          --         --      562,058
       Arlington LLC (B)                            1,340,651        --    280,000 (D)   69,372     125,280         --    1,425,999
       M&J/Prospect Crossing Limited Partnership      502,644    18,340         --           --      27,263         --      493,721
                                                   ----------   -------   --------     --------   ---------  ---------   ----------
            Total Registrant                        3,186,470    38,831    282,590      128,471     194,426         --    3,184,994

     M&J/Clarkfair Limited Partnership (A)(C)         323,225    18,328         --           --      51,875         --      289,678
     M&J/Prospect Crossing Limited
        Partnership (A)                               474,189    13,233         --           --      25,720         --      461,702
     Fulcrum, LLC (A)                               1,061,261    27,204         --           --     143,007         --      945,458
                                                   ----------   -------   --------     --------   ---------  ---------   ----------

TOTAL INVESTMENTS - EQUITY METHOD                  $5,045,145   $97,596   $282,590     $128,471   $ 415,028  $      --   $4,881,832
                                                   ==========   =======   ========     ========   =========  =========   ==========

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

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2001:

      COLUMN A                                       COLUMN B          COLUMN C                    COLUMN D                 COLUMN E
      --------                                       --------          --------                    --------                 --------

                                                    BALANCE AT        ADDITIONS                   DEDUCTIONS                BALANCE
                                                    BEGINNING   ------------------      -------------------------------     AT END
                                                     OF YEAR     INCOME    OTHER         LOSS       DRAWS       OTHER       OF YEAR
                                                    ----------  --------  --------      -------    --------    --------    ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD
     Registrant:
        M&J/Eden Prairie Limited Partnership        $  140,174  $ 17,129  $      --     $      --  $ 17,129  $     --     $  140,174
        Duke Realty Limited Partnership                235,654    85,525         --            --    85,525        --        235,654
        First Candlewick Associates                    125,950    28,380         --            --    28,380        --        125,950
        Second Wilkow Venture                           64,813     7,092         --            --     7,092        --         64,813
        Wilkow/Retail Partners Limited Partnership       2,799     1,493         --            --     1,493        --          2,799
        Lake Cook Office Development IV                  2,068        --         --            --        --        --          2,068
        M&J/Hotel Investors Limited Partnership        200,000        --         --            --        --   200,000 (C)         --
        M&J/Mid Oak Limited Partnership                 70,000     4,725         --            --     4,725        --         70,000
        Mid Oak Plaza LLC                                   10        --         --            --        --        --             10
        M&J/NCT Louisville LP                          300,000    27,000         --            --    27,000        --        300,000
        M&J/LaSalle Limited Partnership                  6,480        --         --            --        --        --          6,480
        Wilkow/Grove Limited Partnership                    --       161         --            --       161        --             --
        M&J/Clark Street, LLC                          577,000    54,238         --            --    54,238        --        577,000
        M&J/Battery, LLC (B)                                --     8,569    300,000 (B)        --     8,569        --        300,000
                                                    ----------  --------  ---------     ---------  --------  --------     ----------
             Total Registrant                        1,724,948   234,312    300,000            --   234,312   200,000      1,824,948
     Northlake Tower Limited Partnership (A)           750,000    71,331         --            --    71,331        --        750,000
     Yorkshire Plaza Investors, LLC (A)                243,000    26,730         --            --    26,730        --        243,000
     M&J/Bayfair 580, LLC (A)(B)                            --        --    371,000 (B)        --        --        --        371,000
                                                    ----------  --------  ---------     ---------  --------  --------     ----------

TOTAL INVESTMENTS - COST METHOD                     $2,717,948  $332,373  $ 671,000     $      --  $332,373  $200,000     $3,188,948
                                                    ==========  ========  =========     =========  ========  ========     ==========

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

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2000:

      COLUMN A                                    COLUMN B          COLUMN C                    COLUMN D                 COLUMN E
      --------                                    --------          --------                    --------                 --------

                                                  BALANCE AT        ADDITIONS                   DEDUCTIONS                BALANCE
                                                  BEGINNING   ----------------------     ----------------------------     AT END
                                                   OF YEAR     INCOME      OTHER          LOSS      DRAWS     OTHER       OF YEAR
                                                  ----------  --------    ----------     -------   -------   --------    ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE EQUITY METHOD
     Registrant:
       L-C Office Partnership IV                  $  295,855  $       --  $       --     $ 81,440  $     --  $       --  $  214,415
       M&J/Grove Limited Partnership                 642,164          --          --       63,280    11,772          --     567,112
       Rosemont 28 Limited Partnership               564,512          --          --        2,864        --          --     561,648
       Arlington LLC(C)                            1,496,000          --          --       71,830    83,519          --   1,340,651
       M&J/Prospect Crossing Limited Partnership          --          --     530,000 (A)    6,686    20,670          --     502,644
                                                  ----------  ----------  ----------     --------  --------  ----------  ----------
            Total Registrant                       2,998,531          --     530,000      226,100   115,961          --   3,186,470

     M&J/Clarkfair Limited Partnership (B)(D)        415,000          --          --           --    91,775          --     323,225
     M&J/Prospect Crossing Limited
        Partnership (B)                                   --          --     500,000 (A)    6,311    19,500          --     474,189
     Fulcrum, LLC (B)                                     --          --   1,133,750 (A)   72,489        --          --   1,061,261
                                                  ----------  ----------  ----------     --------  --------  ----------  ----------

TOTAL INVESTMENTS - EQUITY METHOD                 $3,413,531  $       --  $2,163,750     $304,900  $227,236  $       --  $5,045,145
                                                  ==========  ==========  ==========     ========  ========  ==========  ==========

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

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2000:

      COLUMN A                                    COLUMN B          COLUMN C                    COLUMN D                 COLUMN E
      --------                                    --------          --------                    --------                 --------

                                                  BALANCE AT        ADDITIONS                   DEDUCTIONS                BALANCE
                                                  BEGINNING   ----------------------     ----------------------------     AT END
                                                   OF YEAR     INCOME       OTHER         LOSS      DRAWS     OTHER       OF YEAR
                                                  ----------  --------    ----------     -------   -------   --------    ---------
INVESTMENTS IN PARTNERSHIPS ACCOUNTED
  FOR BY THE COST METHOD
   Registrant:
      M&J/Eden Prairie Limited Partnership        $  140,174   $ 16,518   $     --       $   --    $ 16,518  $    --     $  140,174
      Duke Realty Limited Partnership                235,654     79,074         --           --      79,074       --        235,654
      First Candlewick Associates                    125,950      6,930         --           --       6,930       --        125,950
      Second Wilkow Venture                           64,813      4,925         --           --       4,925       --         64,813
      Wilkow/Retail Partners Limited Partnership       2,799        218         --           --         218       --          2,799
      Lake Cook Office Development IV                  2,068         --         --           --          --       --          2,068
      M&J/Hotel Investors Limited Partnership        200,000     24,000         --           --      24,000       --        200,000
      M&J/Mid Oak Limited Partnership                 70,000      6,300         --           --       6,300       --         70,000
      Mid Oak Plaza LLC                                   10         --         --           --          --       --             10
      M&J/NCT Louisville LP                          300,000     33,750         --           --      33,750       --        300,000
      M&J/LaSalle Limited Partnership                  6,480         --         --           --          --       --          6,480
      M&J/Clark Street, LLC                               --      6,953    577,000 (B)        --      6,953       --        577,000
                                                  ----------   --------   --------       ------    --------  -------     ----------
           Total Registrant                        1,147,948    178,668    577,000           --     178,668       --      1,724,948

   Northlake Tower Limited Partnership (A)           750,000    120,349         --           --     120,349       --        750,000
   Yorkshire Plaza Investors, LLC (A)                     --         --    243,000 (B)       --          --       --        243,000
                                                  ----------   --------   --------       ------    --------  -------     ----------

TOTAL INVESTMENTS - COST METHOD                   $1,897,948   $299,017   $820,000       $   --    $299,017  $    --     $2,717,948
                                                  ==========   ========   ========       ======    ========  =======     ==========

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

                                   FIRST WILKOW VENTURE


                                   By:  Marc R. Wilkow
                                        --------------------------------------
                                        Marc R. Wilkow, General Partner and
                                        President of M&J Wilkow, Ltd., its
                                        Managing Agent

DATED: March 27, 2003
       ---------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant, in the capacities indicated, on ................


                                        Clifton J. Wilkow
                                        ----------------------------------------
                                        Clifton J. Wilkow, General Partner and
                                        Executive Vice President of
                                        M&J Wilkow, Ltd.


                                        Thomas Harrigan
                                        ----------------------------------------
                                        Thomas Harrigan, Senior Vice President
                                        of M&J Wilkow, Ltd.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Marc R. Wilkow, certify that:

      1.    I have reviewed this annual report on Form 10-K of First Wilkow
            Venture;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      ..................................

      Marc R. Wilkow
      ----------------------------------
      Marc R. Wilkow
      Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Thomas Harrigan, certify that:

      1.    I have reviewed this annual report on Form 10-K of First Wilkow
            Venture;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      ..................................


      Thomas Harrigan
      ----------------------------------
      Thomas Harrigan
      Chief Financial Officer

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First Wilkow Venture (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc R. Wilkow, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Marc R. Wilkow
----------------------------------
Marc R. Wilkow
Chief Executive Officer

...................................

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First Wilkow Venture (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Harrigan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Thomas Harrigan
----------------------------------
Thomas Harrigan
Chief Financial Officer

...................................