Form 10-Q
period 2003-03-31
FIRST WILKOW VENTURE
filed 2003-05-15
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ------   Exchange Act of 1934

          For the quarterly period ended March 31, 2003

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ------   Exchange Act of 1934

          For the transition period from          to         .
                                         --------    --------

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

         Illinois                                    36-6169280
-------------------------                            ----------
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

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003




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

      Reference is made to the Registrant's annual report for the year ended December 31, 2002, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 -   Subsequent Events

      On April 10, 2003, the Registrant made a distribution to its partners in the amount of $188,007.60, or $1.10 per unit, based on 170,916 units outstanding at March 31, 2003.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 2003


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2002, for a discussion of the Registrant's business.

         On January 10, 2003, the Registrant made a distribution to its partners in the amount of $188,007.60, or $1.10 per unit.

         In March of 2003, the Registrant received a payment of $123,637.88 on the indebtedness from M&J/Dover Limited Partnership.

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                         March 31,
                                                                           2003            December 31,
                                                                        (Unaudited)           2002
                                                                        -----------        -----------
                                ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                         $ 4,100,376        $ 4,100,376
           Buildings and Improvements                                    31,648,209         31,458,038
           Fixtures and Equipment                                            41,670             41,670
                                                                        -----------        -----------
                        Total                                            35,790,255         35,600,084
           Less-Accumulated Depreciation                                 13,335,199         13,070,307
                                                                        -----------        -----------
                        Net Real Estate                                  22,455,056         22,529,777
Investments in Real Estate Partnerships                                   7,098,776          7,181,237
                                                                        -----------        -----------
                        Total                                            29,553,832         29,711,014
                                                                        -----------        -----------

LOANS RECEIVABLE                                                            818,087            941,725
                                                                        -----------        -----------

OTHER ASSETS
           Cash and Cash Equivalents                                      4,680,074          4,562,781
           Certificates of Deposit - Restricted                             250,000            250,000
           Receivable                                                     1,213,395          1,238,092
           Deposits                                                         702,070            832,105
           Deferred Charges                                               1,197,722          1,155,828
                                                                        -----------        -----------
                        Total                                             8,043,261          8,038,806
                                                                        -----------        -----------

                        TOTAL ASSETS                                    $38,415,180        $38,691,545
                                                                        ===========        ===========

                     LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                                       $20,901,242        $20,870,507
                                                                        -----------        -----------
OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                            315,894            191,688
           Accrued Property Taxes                                         1,050,187          1,329,662
           Deferred State Income Taxes                                      170,000            170,000
           Security Deposits and Prepaid Rent                               547,169            584,447
                                                                        -----------        -----------
                        Total                                             2,083,250          2,275,797
                                                                        -----------        -----------

MINORITY INTEREST                                                         2,578,397          2,578,193
                                                                        -----------        -----------

PARTNERS' CAPITAL (170,916 units authorized and issued)                  12,852,291         12,967,048
                                                                        -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $38,415,180        $38,691,545
                                                                        ===========        ===========

Note: Balance Sheet at 12/31/02 taken from the audited financial statements at that date


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                            Three Months
                                                                           Ended March 31,
                                                                  -------------------------------
                                                                      2003               2002
                                                                  -----------         -----------
REVENUES
         Rental Income                                            $ 2,005,892         $ 2,166,037
         Interest Income                                               30,392              46,799
         Gain on Disposal of Real Estate and Other Revenue              9,406               6,605
                                                                  -----------         -----------
                                                                    2,045,690           2,219,441
                                                                  -----------         -----------

PARTNERSHIP INVESTMENTS' INCOME
         Share of Net Income                                          103,190             127,843
                                                                  -----------         -----------

EXPENSES
         Operating Expenses                                         1,019,922             947,680
         Real Estate Taxes                                            241,177             298,120
         Depreciation and Amortization                                327,675             314,039
         Interest Expense                                             411,696             409,684
         General and Administrative                                    31,564              27,465
                                                                  -----------         -----------
                                                                    2,032,034           1,996,988
                                                                  -----------         -----------
INCOME  BEFORE MINORITY
         INTEREST                                                     116,846             350,296

MINORITY INTEREST IN
         SUBSIDIARIES' NET  INCOME                                    (43,595)            (42,663)


                                                                  -----------         -----------
NET INCOME                                                        $    73,251         $   307,633
                                                                  ===========         ===========

UNITS USED TO COMPUTE PER UNIT AMOUNTS                                170,916             170,916

NET INCOME PER UNIT                                               $      0.43         $      1.80
                                                                  ===========         ===========

DISTRIBUTION PER UNIT                                             $      1.10         $      1.00
                                                                  ===========         ===========



See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                       -------------------------------
                                                                           2003               2002
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                             $    73,251         $   307,633

Noncash Items Included in Net Income:

              Depreciation and Amortization                                327,675             314,039
              Decrease In Accounts Payable and Accrued Expenses            (37,817)           (111,245)
              Share of Partnership's Net Income                           (103,190)           (127,843)
                                                                       -----------         -----------

Net Cash Provided by Operating Activities                                  259,919             382,584
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                 185,652             187,454
              Collection of Loan Receivable                                123,638                   0
              Investment in Land and Buildings                            (190,171)            (76,962)
              Increase (Decrease) in Minority Interest                         204             (19,324)
              Investment in Deferred Charges                              (104,677)            (18,170)
                                                                       -----------         -----------

Net Cash Provided by Investing Activities                                   14,646              72,998
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                               (188,008)           (170,916)
              Proceeds from Mortgage Financing                              74,034                   0
              Mortgage Principal Payments                                  (43,298)            (60,494)
                                                                       -----------         -----------

Net Cash Used by Financing Activities                                     (157,272)           (231,410)
                                                                       -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  117,293             224,172

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          4,562,781           5,990,392
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 4,680,074         $ 6,214,564
                                                                       ===========         ===========


See accompanying notes to consolidated financial statements

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 2003 and 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST WILKOW VENTURE

                                      By: Mark R. Wilkow
                                          --------------------------------------
                                      Marc R. Wilkow, General Partner and
                                      President of M&J Wilkow, Ltd., its
                                      Managing Agent

DATED: May 9, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 9, 2003.

                                      By: Clifton J. Wilkow
                                          --------------------------------------
                                      Clifton J. Wilkow, General Partner and
                                      Executive Vice President of
                                      M&J Wilkow, Ltd.


                                      By: Thomas Harrigan
                                          --------------------------------------
                                      Thomas Harrigan, Senior Vice President of
                                      M&J Wilkow, Ltd.

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

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


     Marc R. Wilkow
     --------------

     Marc R. Wilkow
     Chief Executive Officer

     DATED: May 9, 2003

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

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


     Thomas Harrigan
     ---------------

     Thomas Harrigan
     Chief Financial Officer

     DATED: May 9, 2003