Form 10-Q
period 2003-06-30
FIRST WILKOW VENTURE
filed 2003-08-12
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X               Quarterly Report Pursuant to Section 13 or 15(d) of the
------            Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                  Transition Report Pursuant to Section 13 or 15(d) of the
------            Securities Exchange Act of 1934

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

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003




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

2 - Subsequent Events

      On July 10, 2003, the Registrant made a distribution to its partners in the amount of $188,007.60, or $1.10 per unit, based on 170,916 units outstanding at June 30, 2003.

      On July 8, 2003, a property owned by M & J/Retail Limited Partnership, Evergreen Commons, was sold for $660,000, resulting in net cash proceeds of $276,997 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $120,365.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 2003


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2002, for a discussion of the Registrant's business.

         On January 10, 2003, the Registrant made a distribution to its partners in the amount of $188,008, or $1.10 per unit.

         In March of 2003, the Registrant received a payment of $123,638 on the indebtedness from M&J/Dover Limited Partnership.

         On April 10, 2003, the Registrant made a distribution to its partners in the amount of $188,008, or $1.10 per unit.

         On May 28, 2003, the Registrant invested $250,000 to obtain a 11.26% interest in M & J/Louisville LLC which has a 33.33% interest in NW Acquisition Company LLC which has a 90% interest in CMJ/NCT Louisville, LLC which has a 50% interest in NCT Louisville LLC which owns National City Tower, an office building located in Louisville, Kentucky.

         In May of 2003, the Registrant received a payment of $1,373,038, including $641,914 of accrued interest, to satisfy the indebtedness from The Villas at Monterey Limited Partnership and Tango Bay of Orlando L.C.

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                                           June 30,
                                                                                             2003               December 31,
                                                                                          (Unaudited)               2002
                                                                                        ----------------       ---------------
                                                   ASSETS
                                                   ------

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
-------------------------------------------------------

Real Estate:
           Land                                                                             $ 4,100,376           $ 4,100,376
           Buildings and Improvements                                                        31,711,390            31,458,038
           Fixtures and Equipment                                                                41,670                41,670
                                                                                        ----------------       ---------------
                        Total                                                                35,853,436            35,600,084
           Less-Accumulated Depreciation                                                     13,571,010            13,070,307
                                                                                        ----------------       ---------------
                        Net Real Estate                                                      22,282,426            22,529,777
Investments in Real Estate Partnerships                                                       7,163,728             7,181,237
                                                                                        ----------------       ---------------
                        Total                                                                29,446,154            29,711,014
                                                                                        ----------------       ---------------

LOANS RECEIVABLE                                                                                 86,963               941,725
----------------                                                                        ----------------       ---------------

OTHER ASSETS
------------
           Cash and Cash Equivalents                                                          5,948,854             4,562,781
           Certificates of Deposit - Restricted                                                 250,000               250,000
           Receivable                                                                           669,611             1,238,092
           Deposits                                                                           1,053,804               832,105
           Deferred Charges                                                                   1,156,638             1,155,828
                                                                                        ----------------       ---------------
                        Total                                                                 9,078,907             8,038,806
                                                                                        ----------------       ---------------

                        TOTAL ASSETS                                                        $38,612,024           $38,691,545
                        ------------                                                    ================       ===============

                                           LIABILITIES AND PARTNERS' CAPITAL
                                           ---------------------------------

MORTGAGES PAYABLE                                                                           $20,867,463           $20,870,507
-----------------                                                                       ----------------       ---------------

OTHER LIABILITIES
-----------------
           Accounts Payable and Accrued Expenses                                                345,327               191,688
           Accrued Property Taxes                                                             1,323,158             1,329,662
           Deferred State Income Taxes                                                          170,000               170,000
           Security Deposits and Prepaid Rent                                                   537,653               584,447
                                                                                        ----------------       ---------------
                        Total                                                                 2,376,138             2,275,797
                                                                                        ----------------       ---------------

MINORITY INTEREST                                                                             2,569,428             2,578,193
-----------------                                                                       ----------------       ---------------

PARTNERS' CAPITAL                   (170,916 units authorized and issued)                    12,798,995            12,967,048
-----------------                                                                       ----------------       ---------------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $38,612,024           $38,691,545
           =======================================                                      ================       ===============

Note: Balance Sheet at 12/31/02 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                           Three Months                   Six Months
                                                                          Ended June 30,                Ended June 30,
                                                                    --------------------------    --------------------------
                                                                       2003           2002           2003           2002
                                                                    -----------    -----------    -----------    -----------
REVENUES
--------
         Rental Income                                              $ 2,124,798    $ 1,993,195    $ 4,130,690    $ 4,159,232
         Interest Income                                                 16,887         39,544         47,279         86,343
         Gain (Loss) on disposal of real estate and other revenue         1,027          3,761         10,433         10,366
                                                                    -----------    -----------    -----------    -----------
                                                                      2,142,712      2,036,500      4,188,402      4,255,941
                                                                    -----------    -----------    -----------    -----------

PARTNERSHIP INVESTMENTS' INCOME
-------------------------------
         Share of Net Income                                             72,373         50,674        175,563        178,517
                                                                    -----------    -----------    -----------    -----------

EXPENSES
--------
         Operating Expenses                                             960,178      1,062,273      1,980,100      2,009,953
         Real Estate Taxes                                              333,238        328,204        574,415        626,324
         Depreciation and Amortization                                  303,314        314,202        630,989        628,241
         Interest Expense                                               410,387        416,612        822,083        826,296
         General and Administrative                                      38,833         23,188         70,397         50,653
                                                                    -----------    -----------    -----------    -----------
                                                                      2,045,950      2,144,479      4,077,984      4,141,467
                                                                    -----------    -----------    -----------    -----------

INCOME  (LOSS) BEFORE MINORITY INTEREST                                 169,135        (57,305)       285,981        292,991
---------------------------------------

MINORITY INTEREST IN
--------------------
         SUBSIDIARIES' NET INCOME (LOSS)                                (34,422)        47,018        (78,017)         4,355
         -------------------------------                            -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                                   $   134,713    ($   10,287)   $   207,964    $   297,346
-----------------                                                   ===========    ===========    ===========    ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                                  170,916        170,916        170,916        170,916

NET INCOME (LOSS) PER UNIT                                          $      0.79    ($     0.06)   $      1.22    $      1.74
                                                                    ===========    ===========    ===========    ===========

DISTRIBUTION PER UNIT                                               $      1.10    $      3.10    $      2.20    $      4.10
                                                                    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                     2003           2002
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net Income                                                        $   207,965    $   297,346

Noncash Items Included in Net Income:

              Depreciation and Amortization                           630,989        628,241
              Decrease In Accounts Payable and Accrued Expenses       447,120       (136,847)
              Share of Partnership's Net Income                      (175,563)      (178,517)
                                                                  -----------    -----------

Net Cash Provided by Operating Activities                           1,110,511        610,223
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

              Partnership Investment Draws                            443,072      1,040,610
              Collection of Loan Receivable                           854,762              0
              Investment in Partnerships                             (250,000)        (3,094)
              Investment in Land and Buildings                       (253,352)      (159,527)
              Increase (Decrease) in Minority Interest                 (8,765)      (954,829)
              Investment in Deferred Charges                         (131,096)       (19,201)
                                                                  -----------    -----------

Net Cash Provided by Investing Activities                             654,621        (96,041)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

              Cash Distribution to Partners                          (376,015)      (700,756)
              Proceeds from Mortgage Financing                         82,102
              Mortgage Principal Payments                             (85,146)      (117,819)
                                                                  -----------    -----------

Net Cash Used by Financing Activities                                (379,059)      (818,575)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,386,073       (304,393)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     4,562,781      5,990,392
-----------------------------------------------                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 5,948,854    $ 5,685,999
-----------------------------------------                         ===========    ===========

See accompanying notes to consolidated financial statements

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 2003 and 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST WILKOW VENTURE

                                            By: Mark R. Wilkow
                                                --------------------------------
                                            Marc R. Wilkow, General Partner
                                            and President of M&J Wilkow,
                                            Ltd., its Managing Agent

DATED: August 9, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 9, 2003.

                                            By: Clifton J. Wilkow
                                                --------------------------------
                                            Clifton J. Wilkow, General
                                            Partner and Executive Vice
                                            President of M&J Wilkow, Ltd.


                                            By: Thomas Harrigan
                                                --------------------------------
                                            Thomas Harrigan, Senior Vice
                                            President of M&J Wilkow, Ltd.