Form 10-Q
period 2003-09-30
FIRST WILKOW VENTURE
filed 2003-11-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X         Quarterly Report Pursuant to Section 13 or 15(d) of the
         -------      Securities Exchange Act of 1934

                      For the quarterly period ended September 30, 2003

                      Transition Report Pursuant to Section 13 or 15(d) of the
         --------     Securities Exchange Act of 1934

                      For the transition period from _______ to _______.

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
                           CONSOLIDATED BALANCE SHEET

                                                                September 30,
                                                                     2003           December 31,
                                                                 (Unaudited)           2002
                                                                -------------       ------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                  $ 4,030,069        $ 4,100,376
           Buildings and Improvements                             31,444,813         31,458,038
           Fixtures and Equipment                                     41,670             41,670
                                                                 -----------        -----------
                        Total                                     35,516,552         35,600,084
           Less-Accumulated Depreciation                          13,555,824         13,070,307
                                                                 -----------        -----------
                        Net Real Estate                           21,960,728         22,529,777
Investments in Real Estate Partnerships                            7,188,867          7,181,237
                                                                 -----------        -----------
                        Total                                     29,149,595         29,711,014
                                                                 -----------        -----------

LOANS RECEIVABLE                                                      86,963            941,725
                                                                 -----------        -----------

OTHER ASSETS
           Cash and Cash Equivalents                               5,694,699          4,562,781
           Certificates of Deposit - Restricted                      250,000            250,000
           Receivable                                                707,292          1,238,092
           Deposits                                                  984,615            832,105
           Deferred Charges                                        1,229,094          1,155,828
                                                                 -----------        -----------
                        Total                                      8,865,700          8,038,806
                                                                 -----------        -----------

                        TOTAL ASSETS                             $38,102,258        $38,691,545
                                                                 ===========        ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                                $20,570,445        $20,870,507
                                                                 -----------        -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                     170,840            191,688
           Accrued Property Taxes                                  1,233,838          1,329,662
           Deferred State Income Taxes                               170,000            170,000
           Security Deposits and Prepaid Rent                        622,138            584,447
                                                                 -----------        -----------
                        Total                                      2,196,816          2,275,797
                                                                 -----------        -----------

MINORITY INTEREST                                                  2,598,442          2,578,193
                                                                 -----------        -----------

PARTNERS' CAPITAL (170,916 units authorized and issued)           12,736,555         12,967,048
                                                                 -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL               $38,102,258        $38,691,545
                                                                 ===========        ===========

Note: Balance Sheet at 12/31/02 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                      Three Months                      Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                              ----------------------------      ----------------------------
                                                                  2003             2002             2003             2002
                                                              -----------      -----------      -----------      -----------
REVENUES
        Rental Income                                         $ 1,993,880      $ 1,961,224      $ 6,124,570      $ 6,120,456
        Interest Income                                            19,006           43,322           66,285          129,665
        Gain on disposal of real estate and other revenue         331,531            5,988          341,964           16,354
                                                              -----------      -----------      -----------      -----------
                                                                2,344,417        2,010,534        6,532,819        6,266,475
                                                              -----------      -----------      -----------      -----------

PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                        57,143          265,819          232,706          444,336
                                                              -----------      -----------      -----------      -----------

EXPENSES
        Operating Expenses                                      1,092,993          998,277        3,073,093        3,008,230
        Real Estate Taxes                                         377,777          351,506          952,192          977,830
        Depreciation and Amortization                             313,132          314,735          944,121          942,976
        Interest Expense                                          407,689          413,794        1,229,772        1,240,090
        General and Administrative                                 11,995           47,175           82,392           97,828
                                                              -----------      -----------      -----------      -----------
                                                                2,203,586        2,125,487        6,281,570        6,266,954
                                                              -----------      -----------      -----------      -----------

INCOME BEFORE MINORITY INTEREST                                   197,974          150,866          483,955          443,857


MINORITY INTEREST IN
        SUBSIDIARIES' NET (INCOME) LOSS                           (72,405)          (4,159)        (150,422)             196
                                                              -----------      -----------      -----------      -----------

NET INCOME                                                    $   125,569      $   146,707      $   333,533      $   444,053
                                                              ===========      ===========      ===========      ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                            170,916          170,916          170,916          170,916

NET INCOME PER UNIT                                           $      0.73      $      0.86      $      1.95      $      2.60
                                                              ===========      ===========      ===========      ===========

DISTRIBUTION PER UNIT                                         $      1.10      $      1.10      $      3.30      $      5.20
                                                              ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  2003               2002
                                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                     $   333,533      $   444,053

Noncash Items Included in Net Income:

              Depreciation and Amortization                                        944,121          942,976
              Net gain on disposal of land, building and improvements              (94,002)               0
              Increase (Decrease) In Accounts Payable and Accrued Expenses         326,287          (38,995)
              Share of Partnership's Net Income                                   (232,706)        (444,336)
                                                                               -----------      -----------

Net Cash Provided by Operating Activities                                        1,277,233          903,698
                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                         603,677        1,397,403
              Cash Proceeds from the sale of Real Estate                           212,395                0
              Collection of Loan Receivable                                        854,762                0
              Investment in Partnerships                                          (378,601)          (3,094)
              Investment in Land and Buildings                                    (698,572)        (272,991)
              Increase (Decrease) in Minority Interest                              20,249         (994,062)
              Investment in Deferred Charges                                      (280,507)        (165,014)
                                                                               -----------      -----------

Net Cash Provided (Used) by Investing Activities                                   333,403          (37,758)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                                       (564,023)        (888,763)
              Proceeds from Mortgage Financing                                     207,036                0
              Mortgage Principal Payments                                         (121,731)        (171,903)
                                                                               -----------      -----------

Net Cash Used by Financing Activities                                             (478,718)      (1,060,666)
                                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,131,918         (194,726)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  4,562,781        5,990,392
                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 5,694,699      $ 5,795,666
                                                                               ===========      ===========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003




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

2 - Recent Accounting Pronouncements

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Registrant's unconsolidated real estate investments that may qualify as a VIE, provisions of this interpretation are effective at the end of the Registrant's fiscal year beginning January 1, 2004. The Registrant is currently assessing its unconsolidated real estate investments to determine the impact of any potential consolidation requirements in applying FIN No. 46.

3 - Supplemental Schedule of Noncash Investing and Financing Activities

    Proceeds from the sale of real estate to retire debt were $385,367 for the nine months ended September 30, 2003.

4 - Subsequent Events

    On October 10, 2003, the Registrant made a distribution to its partners in the amount of $188,007.60, or $1.10 per unit, based on 170,916 units outstanding at September 30, 2003.

    On October 10, 2003, M & J Retail Limited Partnership received a distribution related to the sale of Bayfair Mall Shopping Center in the amount of $1,171,545.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2003


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

         On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M & J/Louisville LLC which has a 33.33% interest in NW Acquisition Company LLC which has a 90% interest in CMJ/NCT Louisville, LLC which has a 50% interest in NCT Louisville LLC which owns National City Tower, an office building located in Louisville, Kentucky.

         In May of 2003, the Registrant received a payment of $1,373,038, including $641,914 of accrued interest, to satisfy the indebtedness from The Villas at Monterey Limited Partnership and Tango Bay of Orlando L.C.

         On July 8, 2003, a property owned by M & J/Retail Limited Partnership, Evergreen Commons, was sold for $660,000, resulting in net cash proceeds of $212,395 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $94,003.

         On July 10, 2003, the Registrant made a distribution to its partners in the amount of $188,007.60, or $1.10 per unit.

         On September 29, 2003, Bayfair Mall Shopping Center was sold for $37,000,000. M & J Retail Limited Partnership received a distribution related to the sale in October 2003.

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 2003 and 2002.

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

                                        FIRST WILKOW VENTURE

                                        By: Marc R. Wilkow
                                            ------------------------------------
                                        Marc R. Wilkow, General Partner and
                                        President of M&J Wilkow, Ltd., its
                                        Managing Agent

DATED: October 9, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on October 9, 2003.

                                        By: Clifton J. Wilkow
                                            ------------------------------------
                                        Clifton J. Wilkow, General Partner and
                                        Executive Vice President of
                                        M&J Wilkow, Ltd.


                                        By: Thomas Harrigan
                                            ------------------------------------
                                        Thomas Harrigan, Senior Vice President
                                        of M&J Wilkow, Ltd.