Form 10-K
period 2003-12-31
FIRST WILKOW VENTURE
filed 2004-03-30
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the year ended December 31, 2003

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______to ______.

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

                Illinois                              36-6169280
       ------------------------           ------------------------------------
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

               Units of Partnership Interest, Exchange Value $130
               ---------------------------------------------------
                                (Title of Class)

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

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

First Wilkow Venture (the "Registrant") is a limited partnership composed of 398 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

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

All of the above entities, including the Registrant, have their principal offices at 180 North Michigan Avenue in Chicago, Illinois 60601. M&J Wilkow, Ltd. and its affiliated companies have a combined administrative staff of approximately 46 and ancillary clerical, office and maintenance staff of approximately 44.

DESCRIPTION OF BUSINESS

The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. As of December 31, 2003, there are 19 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings and shopping centers. Seventeen of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project; ten are shopping centers; five are office buildings; and one is a real estate investment trust. The remaining two properties are owned and operated by the Registrant as office buildings.

CHANGES IN PROPERTIES

During the calendar year ended December 31, 2003, certain of the property investments held by the Registrant underwent the changes described below:

(a) Purchases:

On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M&J/Louisville, LLC, which has a 33% interest in NW Acquisition Company, LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

(b) Sales:

On July 8, 2003, a property owned by M&J/Retail Limited Partnership, Evergreen Commons, was sold for $660,000, resulting in net cash proceeds of $212,395 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $94,002.

On September 29, 2003, Bayfair Mall was sold for $37,000,000. M&J/Retail Limited Partnership received a distribution related to the sale in October 2003.

                                     PART I

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

                                     PART I

ITEM 2 - PROPERTY

The Registrant has an ownership interest in the following properties as of December 31, 2003:

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

On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2003.

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

L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

The Registrant holds a 74.92% interest in L-C Office Partnership IV, which, through two investment partnerships, has a 53.9% effective interest in M&J/Dover Limited Partnership,

                                     PART I
which owns Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located in North Royalton, Ohio.

On December 18, 2002, M&J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

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

FIRST CANDLEWICK ASSOCIATES

The Registrant owns an 11.96% interest (55 units) in First Candlewick Associates, which holds multiple partnership investments.

SECOND WILKOW VENTURE

The Registrant owns a 4.89% interest (197 units) in Second Wilkow Venture, which holds multiple partnership investments.

M&J/MID OAK LIMITED PARTNERSHIP

On August 26, 1997, the Registrant invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owned Mid Oak Plaza Shopping Center located in Midlothian, Illinois. Mid Oak Plaza Shopping Center was sold on November 26, 2002, for a purchase price of $6,025,000. M&J/Mid Oak Limited Partnership received a distribution in the amount of $192,000, resulting in a gain on disposition of $77,284 in 2003.

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

                                     PART I

The property was acquired with a $45,775,000 note bearing interest at 7.43% per annum and an additional note of $7,500,000 bearing interest at 7.66% per annum. The term of each note is five years.

M&J/LOUISVILLE, LLC

On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M&J/Louisville, LLC, which has a 33% interest in NW Acquisition Company, LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

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

M&J/Retail Limited Partnership also holds an 8.75% interest in Arlington LLC (see Page 8).

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

M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 8).

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

                                     PART I

CENTENNIAL FWV, LLC

On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia. The property is encumbered with a mortgage of $13,000,000, bearing interest at 5.90% and maturing January 2013.

PROPERTIES INVOLVING PROMISSORY NOTES

RAMADA INN & SUITES, ORLANDO, FLORIDA

In 2001, The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C. sold the property for $5,985,000 on the installment basis with a promissory note secured by the property. On October 1, 2002, the maker of the note failed to make a scheduled payment, thereby defaulting on the note, and legal action was pursued. In April 2003, a foreclosure action was completed that facilitated the liquidation of the asset through a sale to an unrelated third party. The net proceeds of this sale allowed for the full repayment of the loan receivable that had been outstanding from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C.

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

                                     PART I

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

        Marketfair North        - a 136,989 square foot shopping center in
                                  Clay, New York

        Shops at Clark's Pond   - a 208,325 square foot shopping center in South
                                  Portland, Maine

In addition to the above cash contributions, M&J/Retail has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 15, 2005, renew automatically until the underlying obligations are satisfied. The general partner of M&J/Clarkfair Limited Partnership has indemnified M&J/Retail for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M&J/Retail will be required to fund $450,000 of the obligation. At that time, M&J/Retail's interest in M&J/Clarkfair Limited Partnership will increase from 70.9% to 79.72%.

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

Arlington LLC

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

The Registrant also holds a 37.65% interest in Arlington LLC (see Page 6).

M&J/Prospect Crossing Limited Partnership

On February 24, 2000, M&J/Retail invested $500,000 to obtain a 10.58% interest in M&J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages.

                                     PART I

The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

The Registrant also holds an 11.21% interest in M&J/Prospect Crossing Limited Partnership (see Page 6).

Yorkshire Plaza Investors, LLC

On April 10, 2000, M&J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. The property is encumbered with a mortgage of $18,680,000, bearing interest at 8.31% and maturing May 2005.

M&J/Bayfair 580, LLC

On June 6, 2001, M&J/Retail invested a total of $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which had a 99.00% interest in Bayfair 580, LLC, which owned Bayfair Mall, a shopping center located in San Leandro, California.

On September 29, 2003, Bayfair Mall was sold for $37,000,000, resulting in net cash proceeds of $16,293,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $11,360,000. M&J/Retail received a distribution related to the sale in October 2003.

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

209 WEST JACKSON, CHICAGO, ILLINOIS

On August 24, 1995, the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in another asset. The 209 West Jackson building was subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage, both interest only at General Electric Capital Corporation's commercial paper rate plus 3.25% per annum.

                                     PART I

On October 22, 1999, both the ownership and the debt were restructured. The Registrant and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Registrant's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Registrant was responsible for additional equity contributions of $852,000, which have been fully funded. Through a partial pay down of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, a line of credit, is for $1,400,000. Funds in the amount of $804,588 have been drawn on the second note as of December 31, 2003. The first note matures on November 1, 2004, and bears interest at 8.95% per annum, payable monthly. The second note also matures on November 1, 2004, but bears interest at a variable rate.

                                     PART I

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

                                     PART I

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
         MATTERS

The number of holders of record of equity securities of the Registrant as of December 31, 2003, was approximately:

          Title of Class                  Number of Record Holders
------------------------------------      ------------------------
Unit of Limited Partnership Interest                 398

The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

                                     PART II

ITEM 6 - SELECTED FINANCIAL DATA

                                        YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------
                              2003         2002          2001          2000
                           ----------   ----------    ----------    ----------
OPERATING RESULTS
(IN THOUSANDS)

Total revenue              $    8,728   $    8,588    $   10,687    $   16,119

Net income (loss)*         $    1,099   $     (389)   $     (216)   $    2,284

PARTNERSHIP UNIT DATA
(PER PARTNERSHIP UNIT)

Net income (loss):

   General partner*        $     6.43   $    (2.28)   $    (1.26)   $    13.36

   Limited partner*        $     6.43   $    (2.28)   $    (1.26)   $    13.36

Cash distributions paid:

   General partner         $     4.40   $     6.30    $     6.75    $     4.00

   Limited partner         $     4.40   $     6.30    $     6.75    $     4.00

* Includes gain (loss) on sale of real estate properties

                                           YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                 2003         2002         2001         2000
                              ----------   ----------   ----------   ----------
FINANCIAL POSITION DATA

Total assets (in thousands)   $   39,306   $   38,692   $   41,361   $   49,725

Net book value per unit       $    77.90   $    75.87   $    84.44   $    92.45

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the year ended December 31, 2003, the net income was $1,099,159 compared to a net loss of $388,901 for the comparative period of 2002.

The Registrant made distributions to its partners this year as follows:

   DATE       AMOUNT    PER UNIT
----------   --------   --------
January 10   $188,007   $   1.10
April 10      188,008       1.10
July 10       188,007       1.10
October 10    188,008       1.10

In March of 2003, the Registrant received a payment of $123,638 on the indebtedness from M&J/Dover Limited Partnership.

On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M&J/Louisville, LLC, which has a 33.33% interest in NW Acquisition Company, LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

In May of 2003, the Registrant received a payment of $1,373,038, including $641,914 of accrued interest, to satisfy the indebtedness from The Villas at Monterey Limited Partnership and Tango Bay of Orlando L.C.

On July 8, 2003, a property owned by M&J/Retail Limited Partnership, Evergreen Commons, was sold for $660,000, resulting in net cash proceeds of $212,395 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $94,002.

On September 29, 2003, Bayfair Mall was sold for $37,000,000, resulting in net cash proceeds of $16,293,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $11,360,000. M&J/Retail received a distribution related to the sale in October 2003.

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2002 COMPARED TO 2001

For the year ended December 31, 2002, the net loss was $388,901 compared to a net loss of $215,523 for the comparative period of 2001.

The Registrant made distributions to its partners this year as follows:

   DATE       AMOUNT    PER UNIT
----------   --------   --------
January 10   $170,916   $   1.00
April 10      529,841       3.10
July 10       188,007       1.10
October 10    188,007       1.10

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

On November 26, 2002, Mid Oak Plaza Shopping Center was sold for $6,025,000. M&J/Mid Oak Limited Partnership received a liquidating distribution in 2003 for the amount of $192,000, which resulted in a gain on disposition of $77,284 in 2003.

On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia.

On December 18, 2002, M&J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

For the year ended December 31, 2001, the net loss was $215,523 compared to net income of $2,283,969 for the comparative period of 2000.

The Registrant made distributions to its partners this year as follows:

   DATE       AMOUNT    PER UNIT
----------   --------   --------
January 10   $128,187   $   0.75
April 10      683,664       4.00
July 10       170,916       1.00
October 5     170,916       1.00

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

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due August 31, 2004, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant. As of December 31, 2003, no amounts are outstanding under this facility.

The liquid assets of the Registrant increased as of December 31, 2003, when compared to December 31, 2002, due to partnership investment draws and collection of loans receivable.

The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2004 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

                                     PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----
Independent Auditors' Report                                 20

First Wilkow Venture:

   Consolidated Balance Sheets, December 31, 2003 and 2002   21

   Consolidated Statements of Operations,
   Years Ended December 31, 2003, 2002 and 2001              22

   Consolidated Statements of Partners' Capital,
   Years Ended December 31, 2003, 2002 and 2001              23

   Consolidated Statements of Cash Flows,
   Years Ended December 31, 2003, 2002 and 2001              24

   Notes to Financial Statements,
   December 31, 2003, 2002 and 2001                          25

                          INDEPENDENT AUDITORS' REPORT

To the Partners

FIRST WILKOW VENTURE

We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") listed in the index to the consolidated financial statements set forth on Page 19 as of and for the year ended December 31, 2003. Our audit also includes the financial statement schedules listed in the index at Item 15 on Page 52 for the year ended December 31, 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements and schedules of First Wilkow Venture as of December 31, 2002 and 2001, were audited by other auditors whose report dated February 7, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 2003, and the results of their operations, changes in partners' capital and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Chicago, Illinois
February 18, 2004

                              FIRST WILKOW VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002

                                                                 2003         2002
                                                             -----------   -----------
                           ASSETS

REAL ESTATE
   Land                                                      $ 4,030,069   $ 4,100,376
   Buildings and improvements                                 31,659,299    31,458,038
   Fixtures and equipment                                         46,999        41,670
                                                             -----------   -----------
     TOTAL REAL ESTATE                                        35,736,367    35,600,084
   Accumulated depreciation                                   13,709,271    13,070,307
                                                             -----------   -----------
     NET REAL ESTATE                                          22,027,096    22,529,777
                                                             -----------   -----------

INVESTMENTS IN REAL ESTATE PARTNERSHIPS                        7,241,842     7,181,237
                                                             -----------   -----------

LOANS RECEIVABLE                                                  86,963       941,725
                                                             -----------   -----------
OTHER ASSETS
   Cash and cash equivalents                                   6,602,360     4,562,781
   Certificates of deposit - restricted                          250,000       250,000
   Receivables and prepaid expenses                              881,089     1,238,092
   Deposits                                                    1,020,331       832,105
   Deferred charges                                            1,196,706     1,155,828
                                                             -----------   -----------
     TOTAL OTHER ASSETS                                        9,950,486     8,038,806
                                                             -----------   -----------

     TOTAL ASSETS                                            $39,306,387   $38,691,545
                                                             ===========   ===========

              LIABILITIES AND PARTNERS' CAPITAL

MORTGAGE NOTES PAYABLE                                       $20,516,241   $20,870,507
                                                             -----------   -----------
OTHER LIABILITIES
   Accounts payable and accrued expenses                         345,792       191,688
   Accrued property taxes                                      1,301,996     1,329,662
   Deferred state income taxes                                   170,000       170,000
   Security deposits and prepaid rent                            506,740       584,447
                                                             -----------   -----------
     TOTAL OTHER LIABILITIES                                   2,324,528     2,275,797
                                                             -----------   -----------

MINORITY INTEREST                                              3,151,441     2,578,193
                                                             -----------   -----------

PARTNERS' CAPITAL (170,916 units authorized
   and issued)                                                13,314,177    12,967,048
                                                             -----------   -----------
     TOTAL LIABILITIES AND PARTNERS'
        CAPITAL                                              $39,306,387   $38,691,545
                                                             ===========   ===========

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2003, 2002 and 2001

                                                           2003            2002            2001
                                                       ------------    ------------    ------------
REVENUE
   Rental                                              $  8,299,619    $  8,387,447    $  9,360,624
   Interest                                                  85,272         172,154         290,427
   Gain on disposal of real estate and other revenue        343,605          28,617       1,035,560
                                                       ------------    ------------    ------------
     TOTAL REVENUE                                        8,728,496       8,588,218      10,686,611
                                                       ------------    ------------    ------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)                    1,586,062        (105,735)        101,498
                                                       ------------    ------------    ------------
EXPENSES
   Operating                                              4,044,172       4,321,962       4,294,856
   Real estate taxes                                      1,271,941       1,319,208       1,335,161
   Depreciation and amortization                          1,267,932       1,287,174       1,691,684
   Interest                                               1,631,888       1,656,185       2,049,983
   General and administrative                               104,477         110,521         140,648
                                                       ------------    ------------    ------------
     TOTAL EXPENSES                                       8,320,410       8,695,050       9,512,332
                                                       ------------    ------------    ------------

LOSS ON DISPOSITION OF TENANT
   IMPROVEMENTS                                             148,175          65,700         825,678
                                                       ------------    ------------    ------------

     INCOME (LOSS) FROM OPERATIONS                        1,845,973        (278,267)        450,099

MINORITY INTEREST IN SUBSIDIARIES'
   NET INCOME                                              (746,814)       (110,634)       (665,622)
                                                       ------------    ------------    ------------

     NET INCOME (LOSS)                                 $  1,099,159    $   (388,901)   $   (215,523)
                                                       ============    ============    ============

UNITS - AUTHORIZED AND ISSUED
   General partner                                            9,329           9,199           8,614
   Limited partner                                          161,587         161,717         162,302

NET INCOME (LOSS) PER UNIT
   General partner                                     $       6.43    $      (2.28)   $      (1.26)
   Limited partner                                             6.43           (2.28)          (1.26)

BOOK VALUE PER UNIT
   General partner                                     $      77.90    $      75.87    $      84.44
   Limited partner                                            77.90           75.87           84.44

CASH DISTRIBUTIONS PAID
   General partner                                     $       4.40    $       6.30    $       6.75
   Limited partner                                             4.40            6.30            6.75

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                                    GENERAL      LIMITED
                                                   PARTNERS      PARTNERS         TOTAL
                                                  ----------   ------------    ------------
BALANCE - DECEMBER 31, 2000                       $  749,941   $ 15,051,985    $ 15,801,926

ADD (DEDUCT)
   Loss for year ended
     December 31, 2001                               (10,544)      (204,979)       (215,523)
   To reflect changes in partnership capital
     between general and limited partners - net       95,568        (95,568)              -
   Cash distributions for the year ended
     December 31, 2001                               (54,623)    (1,099,060)     (1,153,683)
                                                  ----------   ------------    ------------

BALANCE - DECEMBER 31, 2001                          780,342     13,652,378      14,432,720

ADD (DEDUCT)
   Loss for year ended
     December 31, 2002                               (20,599)      (368,302)       (388,901)
   To reflect changes in partnership capital
     between general and limited partners - net       77,220        (77,220)              -
   Cash distributions for the year ended
     December 31, 2002                               (55,555)    (1,021,216)     (1,076,771)
                                                  ----------   ------------    ------------

BALANCE - DECEMBER 31, 2002                          781,408     12,185,640      12,967,048

ADD (DEDUCT)
   Income for year ended
     December 31, 2003                                59,369      1,039,790       1,099,159
   To reflect changes in partnership capital
     between general and limited partners - net       16,770        (16,770)              -
   Cash distributions for the year ended
     December 31, 2003                               (40,620)      (711,410)       (752,030)
                                                  ----------   ------------    ------------

BALANCE - DECEMBER 31, 2003                       $  816,927   $ 12,497,250    $ 13,314,177
                                                  ==========   ============    ============

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001

                                                                    2003           2002           2001
                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $ 1,099,159    $  (388,901)   $  (215,523)
   Adjustments to reconcile net income (loss) to net cash
     flows from operating activities:
        Depreciation and amortization                             1,267,932      1,287,174      1,691,684
        Net gain on disposal of land, building and
          improvements                                              (94,002)             -       (813,933)
        Net loss on disposal of tenant improvements                 148,175         65,700        825,678
        (Income) loss from partnerships                          (1,586,062)       105,735       (101,498)
        Decrease (increase) in operating assets:
          Receivables and prepaid expenses - net                    357,003       (368,581)        89,502
          Deposits                                                 (215,502)       487,131       (214,690)
        Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                     174,419         64,877        (60,247)
          Accrued property taxes                                      6,274         39,447        (60,755)
          Deferred state income tax provision                             -         (6,000)       (24,000)
          Security deposits and prepaid rent                        (77,707)      (263,901)       317,197
          Accrued interest                                                -              -        (14,992)
                                                                -----------    -----------    -----------
        NET CASH FLOWS FROM OPERATING ACTIVITIES                  1,079,689      1,022,681      1,418,423
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in land, building and furniture and equipment      (1,156,932)      (667,844)    (1,151,114)
   Investment in partnerships                                      (378,601)      (883,293)      (953,590)
   Collections of loans receivable                                  854,762              -              -
   Investments in loans receivable                                        -        (36,038)       (87,600)
   Investment in deferred charges (primarily unamortized
     broker commissions)                                           (328,113)      (415,734)      (296,545)
   Proceeds from sale of real estate, net of selling expenses       212,396              -      1,882,120
   Partnership investment draws                                   1,904,058      1,667,101        747,401
   Increase (decrease) in minority interest                         573,248       (810,623)      (611,258)
                                                                -----------    -----------    -----------
        NET CASH FLOWS FROM INVESTING ACTIVITIES                  1,680,818     (1,146,431)      (470,586)
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of mortgage notes and notes payable                   (235,988)      (227,090)      (457,562)
   Proceeds from mortgage note financing                            267,090              -        460,797
   Distributions to partners                                       (752,030)    (1,076,771)    (1,153,683)
                                                                -----------    -----------    -----------
        NET CASH FLOWS FROM FINANCING ACTIVITIES                   (720,928)    (1,303,861)    (1,150,448)
                                                                -----------    -----------    -----------

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                        2,039,579     (1,427,611)      (202,611)

        CASH AND CASH EQUIVALENTS, BEGINNING OF
          YEAR                                                    4,562,781      5,990,392      6,193,003
                                                                -----------    -----------    -----------

        CASH AND CASH EQUIVALENTS, END OF YEAR                  $ 6,602,360    $ 4,562,781    $ 5,990,392
                                                                ===========    ===========    ===========

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of all entities in which First Wilkow Venture (the "Partnership") owns fifty percent or more and maintains effective control. Investments in entities in which ownership interests are less than fifty percent and the Partnership exercises significant influence over operating and financial policies are accounted for on the equity method. Other investments are accounted for on the cost method. Intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

         NATURE OF OPERATIONS The Partnership owns outright or has participatory ownership interests in real property located throughout the United States for investment purposes. Rental income is derived from leasing to lessees (under operating leases) various types of real estate owned by the Partnership.

         USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         DEPRECIATION - Depreciation on buildings, improvements, furniture and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the respective assets as follows:

           PROPERTY                  PRINCIPAL METHODS               USEFUL LIVES
------------------------------    ----------------------    ------------------------------
180 North Michigan
    a. Building                   Straight-line                                   35 years
    b. Building improvements      Straight-line                                    Various
    c. Tenant improvements        Straight-line             Terms of related tenant leases
    d. Furniture and equipment    150% Declining balance                          12 years

Naperville Office Court
    a. Building                   Straight-line                                   25 years
    b. Building improvements      Straight-line                                    Various
    c. Tenant improvements        Straight-line             Terms of related tenant leases
    d. Furniture and equipment    150% Declining balance                           Various

M&J/Retail Limited Partnership
(one retail center)
    a. Building                   Straight-line                                   40 years
    b. Building improvements      Straight-line                                   40 years
    c. Tenant improvements        Straight-line             Terms of related tenant leases

209 West Jackson
    a. Building                   Straight-line                                   40 years
    b. Building improvements      Straight-line                                    Various
    c. Tenant improvements        Straight-line             Terms of related tenant leases

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         AMORTIZATION - Deferred charges are being amortized using the straight-line method over lives ranging from 1 to 40 years. These costs represent real estate acquisition costs, deferred broker commissions and mortgage financing costs.

         INCOME TAXES - There is no provision for Federal income taxes as the partners report their share of the Partnership's net income or loss in their individual income tax returns.

         Deferred state income taxes are provided on certain real estate sales that are taxable to the Partnership which are being reported on an installment or tax free exchange basis for income tax purposes.

         BASIS OF ACCOUNTING - For purposes of the consolidated statements of cash flows, the Partnership considers certificates of deposit with a maturity of three months or less to be cash equivalents. Certain Partnership deposits at LaSalle National Bank and Bank One are in excess of the amount insured by the Federal Deposit Insurance Corporation and are, therefore, considered a concentration of credit risk.

         Investments are reported using either the cost or equity methods of accounting. Under the equity method, the cost of these investments is reduced by a pro rata share of net losses and drawings and increased by a pro rata share of net income of the investee. Under the cost method, income is reported as draws are received.

         Land, buildings and improvements are carried at cost. Major additions and betterments are charged to the property accounts; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized.

         The assets of the Partnership are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the estimated future undiscounted operating income is less than its carrying value. To the extent impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to income.

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

         RECLASSIFICATION - Certain items in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES

         A summary of the income or loss from partnership investments included in the accompanying consolidated statements of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                 2003            2002                2001
                                             -----------       ---------          ---------
L-C Office Partnership IV (d)                $   (46,441)      $(172,302)         $ (56,919)
M&J/Grove Limited Partnership                    (43,049)          6,328             20,491
Rosemont 28 Limited Partnership                        -        (471,697)(b)         (2,180)
M&J/Eden Prairie Limited Partnership                   -(a)            -(a)          17,129(a)
Duke Realty Limited Partnership                   88,694(a)       87,375(a)          85,525(a)
First Candlewick Associates                       15,400(a)       23,650(a)          28,380(a)
Second Wilkow Venture                              5,122(a)        4,728(a)           7,092(a)
Wilkow/Retail Partners Limited Partnership           189(a)        1,105(a)           1,493(a)
Lake Cook Office Development IV                        -(a)            -(a)               -(a)
M&J/Hotel Investors Limited Partnership                -(a)            -(a)        (200,000)(a)(c)
M&J/Mid Oak Limited Partnership                    7,284(a)        1,050(a)           4,725(a)
Northlake Tower Limited Partnership                    -         (62,399)(a)(b)      71,331(a)
Arlington LLC                                      7,064         130,123            (69,372)
M&J/NCT Louisville LP                                  -(a)        6,750(a)          27,000(a)
M&J/Prospect Crossing Limited Partnership        114,706          50,915             31,573
Fulcrum, LLC                                       1,536          15,658             27,204
M&J/Clark Street, LLC                                  -(a)       30,582(a)          54,238(a)
Yorkshire Plaza Investors, LLC                    13,972(a)       29,159(a)          26,730(a)
Wilkow/Grove Partners Limited Partnership             81(a)          322(a)             161(a)
M&J/Battery, LLC                                  29,813(a)       29,255(a)           8,569(a)
M&J/Clarkfair Limited Partnership                 33,891          80,857             18,328
M&J/Crossroads Limited Partnership                     -          10,365                  -
M&J/Bayfair 580, LLC (a)                       1,244,014(a)       92,441(a)               -
Centennial FWV, LLC                              113,786               -                  -
                                             -----------       ---------          ---------

                                             $ 1,586,062       $(105,735)         $ 101,498
                                             ===========       =========          =========

(a) Income recognized under the cost method.

(b) Includes loss on disposition of investment.

(c) Includes provision for loss in book value.

(d) Income will be recognized under the cost method in future years.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         The following is a summary of financial position and results of operations of the properties in which the Partnership has an equity partnership interest. The following schedule has been prepared from unaudited financial information provided by these partnerships as of their calendar year ends.

         Year ended December 31, 2003:

                                                                 M&J/
                                                               PROSPECT
                                                   M&J/        CROSSING       M&J/GROVE       SHOPS AT
                                               CENTENNIAL,      LIMITED        LIMITED        CLARK'S
                              ARLINGTON LLC        LLC        PARTNERSHIP    PARTNERSHIP      POND LLC
                              -------------   ------------   ------------   ------------    ------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation   $  17,299,046   $ 12,180,603   $ 10,899,835   $  8,675,906    $ 16,481,481
Current assets                    1,092,684        167,842        823,286        384,366         458,724
Other assets                        359,591        113,096         10,255        194,782         605,384
                              -------------   ------------   ------------   ------------    ------------
   TOTAL ASSETS               $  18,751,321   $ 12,461,541   $ 11,733,376   $  9,255,054    $ 17,545,589
                              =============   ============   ============   ============    ============

Mortgages payable             $  18,019,168   $ 10,128,072   $ 11,141,446   $  6,314,874    $ 15,615,291
Other liabilities                   699,460         13,856        341,372        378,442          15,782
Partners' capital                    32,693      2,319,613        250,558      2,561,738       1,914,516
                              -------------   ------------   ------------   ------------    ------------

   TOTAL LIABILITIES AND
     PARTNERS' CAPITAL        $  18,751,321   $ 12,461,541   $ 11,733,376   $  9,255,054    $ 17,545,589
                              =============   ============   ============   ============    ============

STATEMENT OF OPERATIONS
Revenue                       $   3,866,476   $  1,248,594   $  1,917,374   $  1,555,574    $  2,849,836
Less:
   Operating expenses             2,052,979        202,638        518,112        955,073         986,203
   Other expenses                 1,442,898        609,642        834,012        430,734       1,379,791
   Depreciation                     371,805        255,314        277,065        331,990         410,141
                              -------------   ------------   ------------   ------------    ------------
   NET INCOME (LOSS)          $      (1,206)  $    181,000   $    288,185   $   (162,223)   $     73,701
                              =============   ============   ============   ============    ============

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         Year ended December 31, 2002:

                                                                  M&J/
                                                                PROSPECT
                                                  M&J/          CROSSING      M&J/GROVE      SHOPS AT
                                               CENTENNIAL,       LIMITED        LIMITED       CLARK'S
                              ARLINGTON LLC        LLC         PARTNERSHIP    PARTNERSHIP    POND LLC
                              -------------   ------------    ------------   ------------   ------------
BALANCE SHEET

Real estate - net of
   accumulated depreciation   $  17,682,422   $ 12,435,917    $ 11,176,171   $  8,828,460   $ 16,892,675
Current assets                    1,172,251         50,222         754,887        553,489        282,775
Other assets                        384,374        125,780           6,505        168,957        611,076
                              -------------   ------------    ------------   ------------   ------------
   TOTAL ASSETS               $  19,239,047   $ 12,611,919    $ 11,937,563   $  9,550,906   $ 17,786,526
                              =============   ============    ============   ============   ============

Mortgages payable             $  18,162,923   $ 10,247,800    $ 11,286,775   $  6,386,785   $ 15,736,376
Other liabilities                   661,294          6,144         390,426        364,949         15,782
Partners' capital                   414,830      2,357,975         260,362      2,799,172      2,034,368
                              -------------   ------------    ------------   ------------   ------------
   TOTAL LIABILITIES AND
     PARTNERS' CAPITAL        $  19,239,047   $ 12,611,919    $ 11,937,563   $  9,550,906   $ 17,786,526
                              =============   ============    ============   ============   ============

STATEMENT OF OPERATIONS

Revenue                       $   4,114,839   $     44,978    $  2,126,486   $  1,778,593   $  2,802,933
Less:
   Operating expenses             2,052,844          1,057         704,448        921,362        951,416
   Other expenses                 1,478,704         40,308         861,986        435,435      1,389,956
   Depreciation                     371,488         10,638         276,748        327,668        411,775
                              -------------   ------------    ------------   ------------   ------------
   NET INCOME (LOSS)          $     211,803   $     (7,025)   $    283,304   $     94,128   $     49,786
                              =============   ============    ============   ============   ============

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         Year ended December 31, 2001:

                                                                  M&J/
                                                                PROSPECT
                                               ROSEMONT 28      CROSSING        DOVER         M&J/GROVE        SHOPS AT
                                                 LIMITED         LIMITED        FARMS           LIMITED         CLARK'S
                              ARLINGTON LLC    PARTNERSHIP     PARTNERSHIP    APARTMENTS      PARTNERSHIP      POND LLC
                              -------------   ------------    ------------   ------------    ------------    ------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation   $  18,057,775   $  1,909,955    $ 11,438,324   $ 12,939,076    $  8,966,951    $ 17,249,060
Current assets                      691,905         10,673         549,532        135,092         525,626         198,141
Other assets                        368,777            556               -         48,843         232,189         684,714
                              -------------   ------------    ------------   ------------    ------------    ------------
   TOTAL ASSETS               $  19,118,457   $  1,921,184    $ 11,987,856   $ 13,123,011    $  9,724,766    $ 18,131,915
                              =============   ============    ============   ============    ============    ============
Mortgages payable             $  17,314,508   $          -    $ 11,404,130   $ 11,317,471    $  6,453,994    $ 15,847,296
Other liabilities                 1,113,667         27,515         309,212        617,830         375,659          23,640
Partners' capital                   690,282      1,893,669         274,514      1,187,710       2,895,113       2,260,979
                              -------------   ------------    ------------   ------------    ------------    ------------

   TOTAL LIABILITIES AND
     PARTNERS' CAPITAL        $  19,118,457   $  1,921,184    $ 11,987,856   $ 13,123,011    $  9,724,766    $ 18,131,915
                              =============   ============    ============   ============    ============    ============
STATEMENT OF OPERATIONS
Revenue                       $   3,912,284   $        307    $  1,946,722   $  2,616,809    $  1,818,637    $  2,771,556
Less:
   Operating expenses             1,681,225              -         633,308      1,400,771         926,617         924,325
   Other expenses                 1,583,664         12,446         854,019        906,482         656,322       1,399,268
   Depreciation                     369,752              -         276,687        342,522         325,985         400,954
                              -------------   ------------    ------------   ------------    ------------    ------------
   NET INCOME (LOSS)          $     277,643   $    (12,139)   $    182,708   $    (32,966)   $    (90,287)   $     47,009
                              =============   ============    ============   ============    ============    ============

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

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

         In March 1993, the Partnership acquired a 63.64% undivided interest in Ramada Inn & Suites pursuant to an exchange for an ownership interest in a similar property. The Villas at Monterey Limited Partnership retained the remaining 36.36% interest. In November 1993, the Partnership sold a 5.98% undivided interest in Ramada Inn & Suites to an unrelated party for a relative proportion of the debt, recognizing a gain of $53,231 on the disposition. The Partnership exchanged its interest in Ramada Inn & Suites for an undivided interest in the 209 West Jackson building effective June 30, 1995. The Partnership also had a loan receivable of $731,124 from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C. (see Note 3). The loan was repaid in May 2003.

         In 2001, The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C. sold the property for $5,985,000 on the installment basis with a promissory note secured by the property. On October 1, 2002, the maker of the note failed to make a scheduled payment, thereby defaulting on the note, and legal action was pursued. In April 2003, a foreclosure action was completed that facilitated the liquidation of the asset through a sale to an unrelated third party. The net proceeds of this sale allowed for the full repayment of the loan receivable that had been outstanding from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C.

         DUKE REALTY LIMITED PARTNERSHIP

         On December 2, 1994, the Partnership redeemed its interest in three partnerships for a direct ownership in an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke Realty Corporation (formerly Duke Realty Investments, Inc.), a real estate investment trust ("REIT") listed on the New York Stock Exchange. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see Note
         11).

         On April 15, 1997, the Partnership converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation. On June 12, 1997, 12,500 shares were sold for $500,044, resulting in a gain of $383,419. On July 21, 1997, the remaining 12,500 shares were sold for $528,168, resulting in a gain of $411,543.

         On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2003.

         ROSEMONT 28 LIMITED PARTNERSHIP

         The Partnership has invested a total of $760,618 to obtain a 22.92% interest in Rosemont 28 Limited Partnership, which owns 11.25 acres of land held for development in Orlando, Florida. On August 6, 2002, the underlying unimproved land held by Rosemont 28 Limited Partnership was sold for $475,000. The Partnership received cash proceeds of $93,455, resulting in a loss to the Partnership of $407,062.

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

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         IV and M&J/Dover Limited Partnership, respectively. The Partnership contributed an additional $175,097 in 1997, $60,379 in 1998 and $242,983 in 2002 to maintain its 74.69% interest in L-C Office Partnership IV.

         On December 18, 2002, M&J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

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

         M&J/MID OAK LIMITED PARTNERSHIP

         On August 26, 1997, the Partnership invested $70,000 to obtain a 35% interest in M&J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owned Mid Oak Plaza Shopping Center located in Midlothian, Illinois. Mid Oak Plaza Shopping Center was sold on November 26, 2002, for a purchase price of $6,025,000. M&J/Mid Oak Limited Partnership received a liquidating distribution for the amount of $192,000, which resulted in a gain on disposition of $77,284 in 2003.

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

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         M&J/LOUISVILLE, LLC

         On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M&J/Louisville LLC, which has a 33% interest in NW Acquisition Company LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

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

         M&J/Retail Limited Partnership also holds a 10.58% interest in M&J/Prospect Crossing Limited Partnership (see Page 37).

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

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

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

         On October 22, 1999, both the ownership and the debt were restructured. The Partnership and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Partnership's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. The Partnership was responsible for additional equity contributions of $852,000, which have been fully funded. Through a partial pay down of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, General Electric Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. Funds in the amount of $804,588 have been drawn on the second note as of December 31, 2003.

         The financial position and results of operations of this company are included in the accompanying consolidated financial statements.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         M&J/RETAIL LIMITED PARTNERSHIP

         The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M&J/Retail Limited Partnership ("M&J/Retail"), which owns seven partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M&J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M&J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

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

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         On September 29, 1999, M&J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois.

         The property was acquired with an $11,616,888 mortgage bearing interest at 9.65% per annum. In March 2002, the property was refinanced. The property is encumbered with a mortgage of $18,250,000, bearing interest at 7.85% and maturing in April 2012. (See also Page 34.)

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

         On June 6, 2001, M&J/Retail invested $371,000 to obtain an 11.24% interest in M&J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center located in San Leandro, California. On September 29, 2003, Bayfair Mall was sold for $37,000,000. M&J/Retail received a distribution related to the sale in October 2003.

         The financial position and results of operations of this partnership are included in the accompanying consolidated financial statements.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2003:

                                                                 M&J/
                                           209 WEST        RETAIL LIMITED
                                          JACKSON LLC        PARTNERSHIP
                                          -----------      --------------
BALANCE SHEET

Real estate - net of
   accumulated depreciation               $11,767,932        $         -
Current assets                                 28,688             23,452
Other assets                                  996,011          2,142,672
                                          -----------        -----------

   TOTAL ASSETS                           $12,792,631        $ 2,166,124
                                          ===========        ===========

Mortgages payable                         $ 8,313,451        $         -
Other long-term payables                            -                  -
Current liabilities                         1,821,114            121,972
Minority interest                             770,839          2,380,602
Partners' capital (deficit)                 1,887,227           (336,450)
                                          -----------        -----------

   TOTAL LIABILITIES AND PARTNERS'
      CAPITAL (DEFICIT)                   $12,792,631        $ 2,166,124
                                          ===========        ===========

STATEMENT OF OPERATIONS

Revenue                                   $ 3,377,494        $ 1,595,496
Less:
   Operating expenses                       1,626,808             60,241
   Other expenses                           1,242,119             21,841
   Depreciation and amortization              360,716             23,742
   Minority interest                           42,877            703,937
                                          -----------        -----------

   NET INCOME                             $   104,974        $   785,735
                                          ===========        ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2002:

                                                                M&J/
                                           209 WEST        RETAIL LIMITED
                                          JACKSON LLC        PARTNERSHIP
                                          -----------      --------------
BALANCE SHEET

Real estate - net of
   accumulated depreciation               $11,736,697        $   538,738
Current assets                                 26,004             10,670
Other assets                                1,241,721          1,043,338
                                          -----------        -----------

   TOTAL ASSETS                           $13,004,422        $ 1,592,746
                                          ===========        ===========

Mortgages payable                         $ 8,392,344        $   398,229
Other long-term payables                    1,304,588                  -
Current liabilities                           797,274            175,394
Minority interest                             727,963          1,850,230
Partners' capital (deficit)                 1,782,253           (831,107)
                                          -----------        -----------

   TOTAL LIABILITIES AND PARTNERS'
      CAPITAL (DEFICIT)                   $13,004,422        $ 1,592,746
                                          ===========        ===========

STATEMENT OF OPERATIONS

Revenue                                   $ 3,301,066        $   309,783
Less:
   Operating expenses                       1,953,890            127,352
   Other expenses                             883,531             32,273
   Depreciation and amortization              325,847             20,913
   Minority interest                           39,961             70,672
                                          -----------        -----------

   NET INCOME                             $    97,837        $    58,573
                                          ===========        ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)      INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

         The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2001:

                                                               M&J/
                                                             SHERIDAN             M&J/
                                           209 WEST           LIMITED        RETAIL LIMITED
                                          JACKSON LLC       PARTNERSHIP        PARTNERSHIP
                                          -----------       -----------      --------------
BALANCE SHEET

Real estate - net of
   accumulated depreciation               $11,962,190        $       -         $   538,577
Current assets                                 26,228            9,012              35,968
Other assets                                1,192,425              -             2,474,807
                                          -----------        ---------         -----------

   TOTAL ASSETS                           $13,180,843        $   9,012         $ 3,049,352
                                          ===========        =========         ===========

Mortgages payable                         $ 9,269,094        $       -         $   418,952
Other long-term payables                      900,000                -                   -
Current liabilities                         1,039,331            9,012             109,102
Minority interest                             572,001                -           2,816,814
Partners' capital (deficit)                 1,400,417                -            (295,516)
                                          -----------        ---------         -----------

   TOTAL LIABILITIES AND PARTNERS'
      CAPITAL (DEFICIT)                   $13,180,843        $   9,012         $ 3,049,352
                                          ===========        =========         ===========

STATEMENT OF OPERATIONS

Revenue                                   $ 3,289,267        $ (55,810)        $ 1,780,200
Less:
   Operating expenses                       1,965,681          160,452             256,643
   Other expenses                             937,777           89,195             202,864
   Depreciation and amortization              324,895          109,557             237,779
   Minority interest                           17,665          136,241             511,715
                                          -----------        ---------         -----------

   NET INCOME (LOSS)                      $    43,249        $(551,255)        $   571,199
                                          ===========        =========         ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(3)      LOANS RECEIVABLE

                                                                     DECEMBER 31,
                                                             -----------------------------
                                                               2003               2002
                                                             ---------         -----------
THE VILLAS AT MONTEREY LIMITED PARTNERSHIP
AND TANGO BAY OF ORLANDO, L.C. - Unsecured
promissory note bearing interest at 3% over
prime issued in connection with Ramada Inn &
Suites located in Orlando, Florida. The note
was repaid in May 2003.                                      $       -         $   731,124

L-C OFFICE PARTNERSHIP IV - Unsecured
promissory note bearing interest at 2% over
prime issued in connection with the Dover
Farms Apartments located in North Royalton,
Ohio. The note is due on demand or, if
demand is not sooner made, on December 31,
2005.                                                           71,872              71,872

LAKE COOK OFFICE DEVELOPMENT - BUILDING FOUR
LIMITED PARTNERSHIP - Unsecured promissory
note bearing interest at 2% over prime
issued in connection with the Dover Farms
Apartments located in North Royalton, Ohio.
The note is due on demand or, if demand is
not sooner made, on December 31, 2005.                          15,091              15,091

M&J/DOVER LIMITED PARTNERSHIP - Unsecured
promissory note bearing interest at prime
issued in connection with the Dover Farms
Apartments located in North Royalton, Ohio.
The note was repaid in March 2003.                                   -             123,638
                                                             ---------         -----------
                                                             $  86,963         $   941,725
                                                             =========         ===========

(4)      RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Registrant's unconsolidated real estate investments that may qualify as a VIE, provisions of this interpretation are effective at the end of the Registrant's fiscal year beginning January 1, 2004. The Registrant is currently assessing its unconsolidated real estate investments to determine the impact of any potential consolidation requirements in applying FIN No. 46.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(5)      MORTGAGE NOTES PAYABLE

         The mortgage notes payable as of December 31, 2003, consist of:

                                                         OUTSTANDING
                                   ORIGINAL             BALANCE AS OF    PRINCIPAL PAYMENTS DURING YEAR ENDED DECEMBER 31,
                                  PRINCIPAL   MONTHLY    DECEMBER 31,  -----------------------------------------------------
                                    AMOUNT    PAYMENTS      2003          2004       2005      2006      2007       2008
                                 -----------  --------  -------------  ----------  --------  --------  --------  -----------
180 North Michigan,
   7.13% due monthly
   to August 1, 2008 (a)         $ 7,300,000  $ 49,206  $   6,888,669  $   93,690  $102,131  $109,764  $118,691  $ 6,464,393

Naperville Office Court,
   7.13% due monthly
   to July 1, 2008 (b)             4,500,000    30,337      4,242,443      58,052    63,276    68,005    73,088    3,980,022

209 West Jackson,
   8.95% due
   October 1, 2004 (c)            10,000,000    68,888      9,385,129   9,385,129         -         -         -            -
                                                        -------------  ----------  --------  --------  --------  -----------
      Total outstanding mortgage note balance           $  20,516,241  $9,536,871  $165,407  $177,769  $191,779  $10,444,415
                                                        =============  ==========  ========  ========  ========  ===========

(a)  A balloon payment of $6,283,329 will be due August 1, 2008.

(b)  A balloon payment of $3,946,123 will be due July 1, 2008.

(c) A balloon payment of $8,823,280 will be due October 1, 2004. The original principal amount of $10,000,000 is divided into two notes. The first note is for $8,600,000, and the second note, an unfunded line of credit, is for $1,400,000. As of December 31, 2003, $1,071,678 has been drawn on the second note.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(6)      RELATED PARTY TRANSACTIONS

         MANAGEMENT AND OTHER FEES - Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 2003, 2002 and 2001, were $1,316,276, $1,120,178 and $1,245,523, respectively. These fees related to a portfolio encompassing approximately 435,000 square feet.

         As of December 31, 2003 and 2002, $0 and $20,462, respectively, are owed to M&J Wilkow, Ltd. for management, leasing and consulting fees.

         PROFESSIONAL FEES - Professional fees paid during the years ended December 31, 2003, 2002 and 2001, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $41,000, $38,600 and $44,417, respectively. For the years ended December 31, 2003, 2002 and 2001, $91,275, $90,184 and $98,256, respectively, were paid to M&J Wilkow, Ltd. for professional services.

         INVESTMENTS IN PARTNERSHIPS - The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

         RENTAL INCOME - Rental income received from M&J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $283,870, $283,857 and $257,519 for the years ended December 31, 2003,
         2002 and 2001, respectively, under a lease for office space.

(7)      RENTALS RECEIVABLE UNDER OPERATING LEASES

         Future minimum rentals receivable by the Partnership on noncancelable operating leases as of December 31, 2003, are as follows:

Years Ending December 31,
2004                                                    $ 6,275,761
2005                                                      6,067,229
2006                                                      4,179,085
2007                                                      3,419,169
2008                                                      2,955,366
Thereafter                                                5,471,197
                                                        -----------

   Total future minimum rentals receivable              $28,367,807
                                                        ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(8)      DEFERRED CHARGES

         Deferred mortgage costs were incurred in connection with obtaining the mortgages payable and are amortized over the lives of the loans. Deferred leasing commissions are amortized over the terms of related tenant leases ranging from 1 to 10 years. Syndication costs were incurred in connection with the formation of M&J/Retail Limited Partnership and are carried at cost.

         Deferred charges as of December 31, 2003, consist of the following:

                                 DEFERRED            DEFERRED
                                 MORTGAGE             LEASING          SYNDICATION
                                   COSTS            COMMISSIONS           COSTS              TOTAL
                                -----------         -----------         ----------        -----------
Original cost                   $   267,994         $ 2,061,598         $   25,000        $ 2,354,592
Accumulated amortization           (152,656)         (1,005,230)                 -         (1,157,886)
                                -----------         -----------         ----------        -----------

                                $   115,338         $ 1,056,368         $   25,000        $ 1,196,706
                                ===========         ===========         ==========        ===========

         Deferred charges as of December 31, 2002, consist of the following:

                                 DEFERRED          DEFERRED
                                 MORTGAGE           LEASING           SYNDICATION
                                  COSTS           COMMISSIONS            COSTS             TOTAL
                                ----------        -----------         ----------        -----------
Original cost                   $ 270,494         $ 1,798,434         $   25,000        $ 2,093,928
Accumulated amortization         (124,073)           (814,027)                 -           (938,100)
                                ---------         -----------         ----------        -----------

                                $ 146,421         $   984,407         $   25,000        $ 1,155,828
                                =========         ===========         ==========        ===========

         The total amortization expense recognized for the years ended December 31, 2003, 2002 and 2001, is $287,235, $227,411 and $440,460,
         respectively. Estimated amortization expense for the next five years will vary depending on the amount of deferred charges outstanding but is expected to be similar to the 2003 amount.

(9)      PARTNERS' CAPITAL

         As of December 31, 2003, general partner units totaled 9,329 units and the general partners also beneficially owned 4,340 limited partner units.

         As of December 31, 2002, general partner units totaled 9,199 units and the general partners also beneficially owned 4,340 limited partner units.

         As of December 31, 2001, general partner units totaled 8,614 units and the general partners also beneficially owned 4,160 limited partner units.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(10)     CASH FLOW DISCLOSURES

         The following is a summary of supplemental cash flow information:

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                      2003              2002              2001
                                                   ----------        ----------        ----------
Interest paid during the year                      $1,631,888        $1,656,185        $2,064,975
                                                   ==========        ==========        ==========

Noncash investing and financing activities:

   Proceeds from the sale of real estate
      and escrow deposits used to retire
      debt                                         $  385,368        $        -        $6,169,101
                                                   ==========        ==========        ==========

   Write-off of fully depreciated fixed
      assets                                       $        -        $   52,964        $   59,640
                                                   ==========        ==========        ==========

(11)     COMMITMENTS AND CONTINGENCIES

         As of December 31, 2003, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 2). The facility, due September 1, 2004, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note
         2). As of December 31, 2003, there are no amounts outstanding under this facility.

         As of December 31, 2003 and 2002, the Partnership, through its investment in M&J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit relating to Marketfair North, of which M&J/Retail Limited Partnership is an equity holder.

(12)     SUBSEQUENT EVENTS

         In January 2004, the Partnership made a distribution in the amount of $188,008, or $1.10 per unit.

         In February 2004, NCT Louisville LLC refinanced the mortgage on National City Tower.

         On February 24, 2004, the property owned by M&J/Eden Prairie Limited Partnership was sold for $13,000,000, resulting in net cash proceeds of $4,983,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $4,285,000.

                                     PART II

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

The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

     NAME                 POSITION         AGE      OTHER POSITIONS      RELATION TO OTHER OFFICER
     ----                 --------         ---      ---------------      -------------------------
Marc R. Wilkow         General Partner     54       General Counsel     Brother of Clifton J. Wilkow
Clifton J. Wilkow      General Partner     51       None                Brother of Marc R. Wilkow

AUDIT COMMITTEE

The Registrant's units are not traded on a major stock exchange, and therefore, there is no requirement for the Registrant to maintain an audit committee.

CODE OF ETHICS

The Registrant has not adopted a written code of ethics, primarily because management believes and understands its officers and employees adhere to and follow ethical standards without the necessity of a written policy.

                                    PART III

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

                                    PART III

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      No general partner holds 5% or more of any of the securities.

         The following limited partners hold 5% or more of the Registrant's total units:

                                               UNITS OWNED                      % OF TOTAL UNITS
                                               -----------                      ----------------
William W. Wilkow Marital Trust                  18,427                              10.78%

Gisa W. Slonim Irrevocable Trust                 11,779                               6.89%

         The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) as of December 31, 2003:

                                                 AMOUNT BENEFICIALLY OWNED                  % OF OWNED
                                                 -------------------------                  ----------
General Partnership Units                                  9,329                               5.46%

Units of Limited Partnership Interest                      4,340                               2.54%

(b) There are no contractual arrangements known to the Registrant including any pledge of securities of the Registrant, the operation of the terms of which may at a subsequent date result in a change of control of the Registrant.

         Wilkow & Wilkow, P.C., a professional corporation owned by one of the general partners, acting in its capacity as attorney and general counsel for the Registrant, was involved with the Registrant in certain transactions.

                                    PART III

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management, leasing and consulting fees paid to M&J Wilkow, Ltd. and M&J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 2003, 2002 and 2001, were $1,316,276, $1,120,178 and $1,245,523, respectively (see Note 6 to Consolidated Financial Statements).

Professional fees paid during the years ended December 31, 2003, 2002 and 2001, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $41,000, $38,600 and $44,417, respectively.

Professional fees paid during the years ended December 31, 2003, 2002 and 2001, to M&J Wilkow, Ltd. were $91,275, $90,184 and $98,256, respectively.

The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Registrant also has ownership interests.

                                     PART IV

ITEM 15- PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to Philip Rootberg & Company, LLP, whose name changed to Mayer Hoffman McCann P.C. on October 1, 2003, for 2003 and 2002 were $68,813 and $69,004, respectively, including fees associated with the reviews of the Registrant's quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

There were no audit-related fees paid to the Registrant's principal accountants during 2003 and 2002.

TAX FEES

Tax fees paid to CBIZ Rootberg Business Services, Inc., whose name changed to CBIZ Accounting, Tax & Advisory Services of Chicago, Inc. on October 1, 2003, in 2003 and 2002 were $38,317 and $40,250, respectively. Tax services rendered to the Registrant primarily include federal and state tax return preparation services and consultations on tax matters.

ALL OTHER FEES

Fees related to the evaluation of software of $3,770 were paid to CBIZ Rootberg Business Services, Inc. in 2002. There were no other fees paid to the Registrant's principal accountants in 2003 and 2002.

                                     PART IV

ITEM 16- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       The Index to Consolidated Financial Statements is set forth on
                  Page 19

         2.       Financial Statement Schedules:

                                                                                 Page
Independent Auditors' Report                                                      20

Schedule VIII - Valuation and Qualifying Accounts and Reserves,
Years Ended December 31, 2003, 2002 and 2001                                      53

Schedule X - Supplementary Profit and Loss Information,
Years Ended December 31, 2003, 2002 and 2001                                      54

Schedule XI - Real Estate and Accumulated Depreciation,
Year Ended December 31, 2003                                                      55

Notes to Schedule XI                                                              57

Schedule XIII - Investments in, Equity in Earnings of,
and Drawings Received From Affiliates and Other Persons,
Years Ended December 31, 2003, 2002 and 2001                                      64

                  Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

         3.       Exhibits: See Index to Exhibits on Page 71

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2003.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2003, 2002 and 2001

                                                   COLUMN A       COLUMN B      COLUMN C    COLUMN D      COLUMN E
                                                   --------       --------      --------    --------      --------
                                                 BALANCE AS OF   CHARGED TO                               ADDITIONS
                                                   BEGINNING     PROFIT OR                              BALANCE AS OF
                                                    OF YEAR        INCOME        OTHER     DEDUCTIONS   CLOSE OF YEAR
                                                 -------------   ----------     --------   ----------   -------------
YEAR ENDED DECEMBER 31, 2003

   Reserve for bad debts                         $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============
   Reserve for losses on loans                   $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============
   Reserve for valuation of investments          $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============

YEAR ENDED DECEMBER 31, 2002

   Reserve for bad debts                         $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============
   Reserve for losses on loans                   $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============
   Reserve for valuation of investments          $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============

YEAR ENDED DECEMBER 31, 2001

   Reserve for bad debts                         $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============
   Reserve for losses on loans                   $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============
   Reserve for valuation of investments          $           -   $        -     $      -   $        -   $           -
                                                 =============   ==========     ========   ==========   =============

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE X - SUPPLEMENTARY PROFIT AND LOSS INFORMATION

Years Ended December 31,                                                         2003           2002           2001
                                                                              ----------     ----------     ----------
1.     Repairs and maintenance:
         Name of property:
           180 North Michigan                                                 $  461,376     $  704,391     $  483,482
           Naperville Office Court                                                75,149        122,368         87,088
           209 West Jackson                                                      408,487        394,003        385,815
           Highland Park Professional Building                                         -              -         36,487
           Waterfall Plaza                                                             -              -          9,026
           Retail Centers                                                            742         11,523          4,189
                                                                              ----------     ----------     ----------

             Total                                                            $  945,754     $1,232,285     $1,006,087
                                                                              ==========     ==========     ==========

2.     Depreciation, depletion and amortization
         of fixed and intangible assets:
           Depreciation expense                                               $  980,697     $1,059,763     $1,251,224
           Amortization expense                                                  287,235        227,411        440,460
                                                                              ----------     ----------     ----------

             Total                                                            $1,267,932     $1,287,174     $1,691,684
                                                                              ==========     ==========     ==========

3.     Taxes, other than income taxes:
         Real estate taxes:
           180 North Michigan                                                 $  640,006     $  655,715     $  546,379
           Naperville Office Court                                               125,686        125,258        106,929
           209 West Jackson                                                      503,347        504,995        535,663
           Highland Park Professional Building                                         -              -         14,398
           Waterfall Plaza                                                             -              -         77,390
           Retail Centers                                                          2,902         33,240         54,402
                                                                              ----------     ----------     ----------

             Total                                                            $1,271,941     $1,319,208     $1,335,161
                                                                              ==========     ==========     ==========

4.     Management fees                                                        $  614,849     $  602,856     $  678,759
                                                                              ==========     ==========     ==========

5.     Rents:
         Ground rent - 180 North Michigan                                     $   16,597     $   33,194     $   11,855
                                                                              ==========     ==========     ==========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

Year Ended December 31, 2003

                                                                                                 COST CAPITALIZED
                                                                    INITIAL COST TO COMPANY   SUBSEQUENT TO ACQUISITION
                                                                   -------------------------  -------------------------
                                                                               BUILDINGS AND                 CARRYING
                                    DESCRIPTION      ENCUMBRANCES     LAND     IMPROVEMENTS   IMPROVEMENTS     COST
                                -------------------  ------------  ----------  -------------  ------------   ---------
Naperville Office Court,
   Naperville, Illinois         Office Building      $  4,242,443  $1,796,459  $   3,321,535  $  2,173,070   $       -

180 North Michigan,
   Chicago, Illinois            Office Building         6,888,669   1,061,120      6,550,000     7,805,420           -

209 W est Jackson,
   Chicago, Illinois            Office Building (B)     9,385,129   1,172,490     10,552,406     1,256,868           -

One Strip Shopping Center:
   Evergreen Commons,
      Evergreen Park, Illinois  Shopping Center (A)             -           -        632,760      (632,760)          -
                                                     ------------  ----------  -------------  ------------   ---------
      Total                                          $ 20,516,241  $4,030,069  $  21,056,701  $ 10,602,598   $       -
                                                     ============  ==========  =============  ============   =========

See Notes 1, 2 and 3 accompanying Schedule XI.

(A) Owned by M&J/Retail Limited Partnership; 53%-owned subsidiary of First Wilkow Venture.

(B)  Owned by 209 W est Jackson LLC; 71%-owned subsidiary of First Wilkow
     Venture.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Year Ended December 31, 2003

                           GROSS AMOUNT AT WHICH CARRIED AS OF
                                  DECEMBER 31, 2003
                          --------------------------------------                                            LIFE ON WHICH
                                      BUILDINGS AND               ACCUMULATED        DATE OF         DATE    DEPRECIATION
                             LAND     IMPROVEMENTS      TOTAL     DEPRECIATION    CONSTRUCTION     ACQUIRED   IS COMPUTED
                          ----------  -------------  -----------  ------------  -----------------  --------  -------------
Naperville Office Court,
  Naperville, Illinois    $1,796,459  $   5,494,605  $ 7,291,064  $  2,953,490        1980           1980       25 Years

180 North Michigan,
 Chicago, Illinois         1,061,120     14,355,420   15,416,540     9,501,024        1926           1968       35 Years
                                                                                Renovated in 1967

209 West Jackson,
 Chicago, Illinois         1,172,490     11,809,274   12,981,764     1,213,832        1898           1999       40 Years
                                                                                Renovated in 1989
                          ----------  -------------  -----------  ------------

   Total                  $4,030,069  $  31,659,299  $35,689,368  $ 13,668,346
                          ==========  =============  ===========  ============

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2003, 2002 and 2001

                               BALANCE AS OF      ADDITIONS                    BALANCE AS OF
                             DECEMBER 31, 2002     AT COST    RETIREMENTS    DECEMBER 31, 2003
                             -----------------   -----------  -----------    -----------------
Naperville Office Court,
  Naperville, Illinois       $       5,462,164   $    32,441  $         -    $       5,494,605

180 North Michigan,
  Chicago, Illinois                 13,822,176       533,244            -           14,355,420

209 West Jackson,
  Chicago, Illinois                 11,462,796       346,478            -           11,809,274

One Strip Shopping Center:
  Evergreen Commons,
    Evergreen Park, Illinois           710,902             -     (710,902)                   -
                             -----------------   -----------  -----------    -----------------

    Total                    $      31,458,038   $   912,163  $  (710,902)   $      31,659,299
                             =================   ===========  ===========    =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2003, 2002 and 2001

                                  BALANCE AS OF      ADDITIONS                    BALANCE AS OF
                                DECEMBER 31, 2001     AT COST    RETIREMENTS    DECEMBER 31, 2002
                                -----------------   -----------  -----------    -----------------
Naperville Office Court,
   Naperville, Illinois         $       5,392,533   $   135,905  $    66,274    $       5,462,164

180 North Michigan,
   Chicago, Illinois                   13,529,782       450,361      157,967           13,822,176

209 West Jackson,
   Chicago, Illinois                   11,399,152        63,644            -           11,462,796

One Strip Shopping Center:
   Evergreen Commons,
     Evergreen Park, Illinois             692,968        17,934            -              710,902
                                -----------------   -----------  -----------    -----------------

     Total                      $      31,014,435   $   667,844  $   224,241    $      31,458,038
                                =================   ===========  ===========    =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2003, 2002 and 2001

                                          BALANCE AS OF     ADDITIONS                    BALANCE AS OF
                                        DECEMBER 31, 2000    AT COST     RETIREMENTS   DECEMBER 31, 2001
                                        -----------------  -----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois                 $       5,696,152  $   460,510   $   764,129   $       5,392,533

180 North Michigan,
   Chicago, Illinois                           13,757,515      404,970       632,703          13,529,782

209 West Jackson,
   Chicago, Illinois                           11,136,999      262,153             -          11,399,152

Highland Park Professional Building,
   Highland Park, Illinois                      3,815,053       15,662     3,830,715                   -

Waterfall Plaza
   Orland Park, Illinois                        1,728,583        7,776     1,736,359                   -

Three Strip Shopping Centers:
   Oak Lawn Square,
     Oak Lawn, Illinois                         1,451,382            -     1,451,382                   -
   Archer and Central,
     Chicago, Illinois                          2,617,546            -     2,617,546                   -
   Evergreen Commons,
     Evergreen Park, Illinois                     692,968            -             -             692,968
                                        -----------------  -----------   -----------   -----------------

     Total                              $      40,896,198  $ 1,151,071   $11,032,834   $      31,014,435
                                        =================  ===========   ===========   =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2003, 2002 and 2001

                                 BALANCE AS OF     ADDITIONS                     BALANCE AS OF
                               DECEMBER 31, 2002    AT COST    RETIREMENTS     DECEMBER 31, 2003
                               -----------------  ----------   -----------     -----------------
Naperville Office Court,
   Naperville, Illinois        $       2,724,141  $  237,383   $     8,034     $       2,953,490

180 North Michigan,
   Chicago, Illinois                   9,165,386     419,162        83,524             9,501,024

209 West Jackson,
   Chicago, Illinois                     898,590     315,258            16             1,213,832

One Strip Shopping Center:
   Evergreen Commons,
     Evergreen Park, Illinois            242,470       8,894       251,364                     -
                               -----------------  ----------   -----------     -----------------

     Total                     $      13,030,587  $  980,697   $   342,938     $      13,668,346
                               =================  ==========   ===========     =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2003, 2002 and 2001

                                    BALANCE AS OF     ADDITIONS                     BALANCE AS OF
                                  DECEMBER 31, 2001    AT COST     RETIREMENTS    DECEMBER 31, 2002
                                  -----------------  -----------   -----------    -----------------
Naperville Office Court,
   Naperville, Illinois           $       2,549,015  $   231,547   $    56,421    $       2,724,141

180 North Michigan,
   Chicago, Illinois                      8,747,907      519,598       102,119            9,165,386

209 West Jackson,
   Chicago, Illinois                        609,451      289,139             -              898,590

One Strip Shopping Center:
   Evergreen Commons,
     Evergreen Park, Illinois               224,698       17,772             -              242,470
                                  -----------------  -----------   -----------    -----------------

     Total                        $      12,131,071  $ 1,058,056   $   158,540    $      13,030,587
                                  =================  ===========   ===========    =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2003, 2002 and 2001

                                        BALANCE AS OF     ADDITIONS                   BALANCE AS OF
                                      DECEMBER 31, 2000    AT COST    RETIREMENTS   DECEMBER 31, 2001
                                      -----------------  -----------  -----------   -----------------
Naperville Office Court,
   Naperville, Illinois               $       2,596,206  $   238,103  $   285,294   $       2,549,015

180 North Michigan,
   Chicago, Illinois                          8,507,943      525,823      285,859           8,747,907

209 West Jackson,
   Chicago, Illinois                            326,029      283,422            -             609,451

Highland Park Professional Building,
   Highland Park, Illinois                    1,406,648       80,741    1,487,389                   -

Waterfall Plaza
   Orland Park, Illinois                        312,263       25,278      337,541                   -

Three Strip Shopping Centers:
   Oak Lawn Square,
     Oak Lawn, Illinois                         449,659       27,213      476,872                   -
   Archer and Central,
     Chicago, Illinois                          813,205       49,078      862,283                   -
   Evergreen Commons,
     Evergreen Park, Illinois                   207,373       17,325            -             224,698
                                      -----------------  -----------  -----------   -----------------
     Total                            $      14,619,326  $ 1,246,983  $ 3,735,238   $      12,131,071
                                      =================  ===========  ===========   =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2003, 2002 and 2001

              BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES

                                                    BUILDINGS AND
                                        LAND       IMPROVEMENTS (A)
                                     -----------   ---------------
FIRST WILKOW VENTURE
   180 North Michigan                $ 1,080,374   $     5,166,337
   Naperville Office Court               301,349         1,770,384
                                     -----------   ---------------
     SUBTOTAL                          1,381,723         6,936,721

SUBSIDIARIES
   209 West Jackson                    1,581,844         7,505,057
                                     -----------   ---------------

     TOTAL CONSOLIDATED              $ 2,963,567   $    14,441,778
                                     ===========   ===============

(A) Net of accumulated depreciation

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS

Years Ended December 31, 2003, 2002 and 2001

                  COLUMN A                         COLUMN B            COLUMN C                COLUMN D                COLUMN E
--------------------------------------------   -----------------  ------------------  -------------------------   -----------------
                                                 BALANCE AS OF        ADDITIONS                DEDUCTIONS            BALANCE AS OF
                                               DECEMBER 31, 2002  INCOME     OTHER      LOSS     DRAWS    OTHER   DECEMBER 31, 2003
                                               -----------------  --------  --------  -------- ---------- -----   -----------------
INVESTMENTS IN PARTNERSHIPS
   ACCOUNTED FOR BY THE EQUITY
   METHOD
     Registrant:
       L-C Office Partnership IV (D)           $         228,177  $      -  $      -  $ 46,441  $      -  $   -   $         181,736
       M&J/Grove Limited Partnership                     480,079         -         -    43,049    35,296      -             401,734
       Arlington LLC (B)                               1,263,802     7,064         -         -   167,040      -           1,103,826
       M&J/Prospect Crossing Limited
        Partnership                                      483,444    59,023         -         -    34,381      -             508,086
       Centennial FWV, LLC                               635,000   113,786         -         -    59,541      -             689,245
                                               -----------------  --------  --------  --------  --------  -----   -----------------
         Total Registrant                              3,090,502   179,873         -    89,490   296,258      -           2,884,627

     M&J/Clarkfair Limited Partnership (A)(C)            329,035    33,891         -         -    41,500      -             321,426
     M&J/Prospect Crossing Limited
       Partnership (A)                                   456,078    55,683         -         -    32,435      -             479,326
     Fulcrum, LLC (A)                                    864,467     1,536         -         -    59,296      -             806,707
     M&J/Crossroads Limited Partnership (A)                    -         -   128,601         -         -      -             128,601
                                               -----------------  --------  --------  --------  --------  -----   -----------------

       Total Investments - Equity Method       $       4,740,082  $270,983  $128,601  $ 89,490  $429,489  $   -   $       4,620,687
                                               =================  ========  ========  ========  ========  =====   =================

(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

(B)  Includes investments by the Registrant and M&J/Retail Limited Partnership.

(C)  Investment was accounted for under the cost method prior to 2000.

(D)  Investment will be accounted for by the cost method in future years.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

Years Ended December 31, 2003, 2002 and 2001

                 COLUMN A                        COLUMN B             COLUMN C                COLUMN D               COLUMN E
-------------------------------------------  -----------------  --------------------  ------------------------  ------------------
                                               BALANCE AS OF          ADDITIONS              DEDUCTIONS           BALANCE AS OF
                                             DECEMBER 31, 2002    INCOME     OTHER    LOSS      DRAWS    OTHER  DECEMBER 31, 2003
                                             -----------------  ----------  --------  ----   ----------  -----  ------------------
INVESTMENTS IN PARTNERSHIPS
   ACCOUNTED FOR BY THE COST
   METHOD
     Registrant:
       M&J/Eden Prairie Limited Partnership  $         140,174  $        -  $      -  $  -   $        -  $   -  $          140,174
       Duke Realty Limited Partnership                 235,654      88,694         -     -       88,694      -             235,654
       First Candlewick Associates                     125,950      15,400         -     -       15,400      -             125,950
       Second Wilkow Venture                            64,813       5,122         -     -        5,122      -              64,813
       Wilkow/Retail Partners Limited
         Partnership                                     2,809         189         -     -          189      -               2,809
       Lake Cook Office Development IV                   4,274           -         -     -            -      -               4,274
       M&J/Mid Oak Limited Partnership                  70,000       7,284         -     -       77,284      -                   -
       M&J/NCT Louisville LP                           300,000           -         -     -            -      -             300,000
       M&J/LaSalle Limited Partnership                   6,480           -         -     -            -      -               6,480
       Wilkow/Grove Limited Partnership                      -          81         -     -           81      -                   -
       M&J/Clark Street, LLC                           577,001           -         -     -            -      -             577,001
       M&J/Battery, LLC                                300,000      29,813         -     -       29,813      -             300,000
       M&J/Louisville (B)                                   -            -   250,000     -            -      -             250,000
                                             -----------------  ----------  --------  ----   ----------  -----  ------------------
         Total Registrant                            1,827,155     146,583   250,000     -      216,583      -           2,007,155

Yorkshire Plaza Investors, LLC (A)                     243,000      13,972         -     -       13,972      -             243,000
M&J/Bayfair 580, LLC (A)                               371,000   1,244,014         -     -    1,244,014      -             371,000
                                             -----------------  ----------  --------  ----   ----------  -----  ------------------

Total Investments - Cost Method              $       2,441,155  $1,404,569  $250,000  $  -   $1,474,569  $   -  $        2,621,155
                                             =================  ==========  ========  ====   ==========  =====  ==================

(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

(B)  New investment.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

Years Ended December 31, 2003, 2002 and 2001

                   COLUMN A                       COLUMN B             COLUMN C                    COLUMN D               COLUMN E
--------------------------------------------  -----------------   -------------------    ----------------------------   ------------
                                                BALANCE AS OF          ADDITIONS                  DEDUCTIONS             BALANCE AS
                                              DECEMBER 31, 2001    INCOME    OTHER         LOSS      DRAWS    OTHER     DECEMBER 31,
                                              -----------------   --------  ---------    --------  --------  --------   ------------
INVESTMENTS IN PARTNERSHIPS
   ACCOUNTED FOR BY THE EQUITY
   METHOD
     Registrant:
       L-C Office Partnership IV (F)          $         157,496   $      -  $ 242,983    $172,302  $      -  $      -   $    228,177
       M&J/Grove Limited Partnership                    545,720      6,328          -           -    71,969         -        480,079
       Rosemont 28 Limited Partnership (E)              562,058          -      3,094       1,635    93,455   470,062(E)           -
       Arlington LLC (B)                              1,425,999    130,123          -           -   292,320         -      1,263,802
       M&J/Prospect Crossing Limited
          Partnership                                   493,721     24,104          -           -    34,381         -        483,444
       Centennial FWV, LLC (D)                                -          -    635,000(D)        -         -         -        635,000
                                              -----------------   --------  ---------    --------  --------  --------   ------------
         Total Registrant                             3,184,994    160,555    881,077     173,937   492,125   470,062      3,090,502

    M&J/Clarkfair Limited Partnership (A)(C)            289,678     80,857          -           -    41,500         -        329,035
    M&J/Prospect Crossing Limited
       Partnership (A)                                  461,702     26,811          -           -    32,435         -        456,078
    Fulcrum, LLC (A)                                    945,458     15,658          -           -    96,649         -        864,467
    M&J/Crossroads Limited Partnership (A)                    -     10,365          -           -    10,365         -              -
                                              -----------------   --------  ---------    --------  --------  --------   ------------

      Total Investments - Equity Method       $       4,881,832   $294,246  $ 881,077    $173,937  $673,074  $470,062   $  4,740,082
                                              =================   ========  =========    ========  ========  ========   ============

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

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

Years Ended December 31, 2003, 2002 and 2001

                COLUMN A                            COLUMN B            COLUMN C               COLUMN D                COLUMN E
--------------------------------------------   -----------------  ------------------  -------------------------    -----------------
                                                 BALANCE AS OF         ADDITIONS              DEDUCTIONS             BALANCE AS OF
                                               DECEMBER 31, 2001   INCOME    OTHER     LOSS    DRAWS     OTHER     DECEMBER 31, 2002
                                               -----------------  --------  --------  ------  --------  -------    -----------------
INVESTMENTS IN PARTNERSHIPS
   ACCOUNTED FOR BY THE COST
   METHOD
      Registrant:
        M&J/Eden Prairie Limited Partnership   $         140,174  $      -  $      -  $    -  $      -  $     -     $        140,174
        Duke Realty Limited Partnership                  235,654    87,375         -       -    87,375        -              235,654
        First Candlewick Associates                      125,950    23,650         -       -    23,650        -              125,950
        Second Wilkow Venture                             64,813     4,728         -       -     4,728        -               64,814
        Wilkow/Retail Partners Limited
           Partnership                                     2,799     1,105        10       -     1,105        -                2,809
        Lake Cook Office Development IV                    2,068         -     2,206       -         -        -                4,274
        M&J/Mid Oak Limited Partnership                   70,000     1,050         -       -     1,050        -               70,000
        Mid Oak Plaza LLC                                     10         -         -       -        10        -                    -
        M&J/NCT Louisville LP                            300,000     6,750         -       -     6,750        -              300,000
        M&J/LaSalle Limited Partnership                    6,480         -         -       -         -        -                6,480
        Wilkow/Grove Limited Partnership                       -       322         -       -       322        -                    -
        M&J/Clark Street, LLC                            577,000    30,582         -       -    30,581        -              577,001
        M&J/Battery, LLC                                 300,000    29,255         -       -    29,255        -              300,000
                                               -----------------  --------  --------  ------  --------  -------     ----------------
          Total Registrant                             1,824,948   184,817     2,216       -   184,826        -            1,827,155

     Northlake Tower Limited
       Partnership (A)(B)                                750,000         -         -       -   687,601   62,399(B)                 -
     Yorkshire Plaza Investors, LLC (A)                  243,000    29,159         -       -    29,159        -              243,000
     M&J/Bayfair 580, LLC (A)                            371,000    92,441         -       -    92,441        -              371,000
                                               -----------------  --------  --------  ------  --------  -------     ----------------

        Total Investments - Cost Method        $       3,188,948  $306,417  $  2,216  $    -  $994,027  $62,399     $      2,441,155
                                               =================  ========  ========  ======  ========  =======     ================

(A) Investment is owned by M&J/Retail Limited Partnership, which is consolidated with the Registrant.

(B)  Loss on disposition.

Note: Any partnership investments in which the Registrant's investment basis has been reduced to zero have been omitted from the above schedule.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

Years Ended December 31, 2003, 2002 and 2001

                  COLUMN A                         COLUMN B            COLUMN C                    COLUMN D           COLUMN E
                  --------                         --------            --------                    --------           --------
                                                                      ADDITIONS                   DEDUCTIONS
                                                 BALANCE AS OF    -----------------        -----------------------   BALANCE AS OF
                                               DECEMBER 31, 2000  INCOME      OTHER        LOSS     DRAWS    OTHER DECEMBER 31, 2001
                                               -----------------  ------      -----        ----     -----    ----- -----------------
INVESTMENTS IN PARTNERSHIPS
  ACCOUNTED FOR BY THE EQUITY
  METHOD

    Registrant:
      L-C Office Partnership IV                $    214,415      $        - $      -     $ 56,919 $        - $   - $         157,496
      M&J/Grove Limited Partnership                 567,112          20,491        -            -     41,883     -           545,720
      Rosemont 28 Limited Partnership               561,648               -    2,590        2,180          -     -           562,058
      Arlington LLC (B)                           1,340,651               -  280,000 (D)   69,372    125,280     -         1,425,999
      M&J/Prospect Crossing Limited
        Partnership                                 502,644          18,340        -            -     27,263     -           493,721
                                               ------------      ---------- --------     -------- ---------- ----- -----------------
        Total Registrant                          3,186,470          38,831  282,590      128,471    194,426     -         3,184,994

      M&J/Clarkfair Limited Partnership (A)(C)      323,225          18,328        -            -     51,875     -           289,678
      M&J/Prospect Crossing Limited
        Partnership (A)                             474,189          13,233        -            -     25,720     -           461,702
      Fulcrum, LLC (A)                            1,061,261          27,204        -            -    143,007     -           945,458
                                               ------------      ---------- --------     -------- ---------- ----- -----------------
        Total Investments - Equity Method      $  5,045,145      $   97,596 $282,590     $128,471 $  415,028 $   - $       4,881,832
                                               ============      ========== ========     ======== ========== ===== =================

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

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE XIII - INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DRAWINGS RECEIVED FROM AFFILIATES AND OTHER PERSONS - Continued

Years Ended December 31, 2003, 2002 and 2001

                 COLUMN A                          COLUMN B            COLUMN C                COLUMN D                COLUMN E
                 --------                          --------            --------                --------                --------
                                                                       ADDITIONS              DEDUCTIONS
                                                 BALANCE AS OF     ----------------      --------------------        BALANCE AS OF
                                               DECEMBER 31, 2000   INCOME     OTHER      LOSS   DRAWS   OTHER      DECEMBER 31, 2001
                                               -----------------   ------     -----      ----   -----   -----      -----------------
INVESTMENTS IN PARTNERSHIPS
  ACCOUNTED FOR BY THE COST
  METHOD
    Registrant:
      M&J/Eden Prairie Limited Partnership     $         140,174 $   17,129 $      -     $  - $ 17,129 $      -    $         140,174
      Duke Realty Limited Partnership                    235,654     85,525        -        -   85,525        -              235,654
      First Candlewick Associates                        125,950     28,380        -        -   28,380        -              125,950
      Second Wilkow Venture                               64,813      7,092        -        -    7,092        -               64,813
      Wilkow/Retail Partners Limited
        Partnership                                        2,799      1,493        -        -    1,493        -                2,799
      Lake Cook Office Development IV                      2,068          -        -        -        -        -                2,068
      M&J/Hotel Investors Limited
        Partnership                                      200,000          -        -        -        -  200,000 (C)                -
      M&J/Mid Oak Limited Partnership                     70,000      4,725        -        -    4,725        -               70,000
      Mid Oak Plaza LLC                                       10          -        -        -        -        -                   10
      M&J/NCT Louisville LP                              300,000     27,000        -        -   27,000        -              300,000
      M&J/LaSalle Limited Partnership                      6,480          -        -        -        -        -                6,480
      Wilkow/Grove Limited Partnership                         -        161        -        -      161        -                    -
      M&J/Clark Street, LLC                              577,000     54,238        -        -   54,238        -              577,000
      M&J/Battery, LLC (B)                                     -      8,569  300,000 (B)    -    8,569        -              300,000
                                               ----------------- ---------- --------     ---- -------- --------    -----------------
        Total Registrant                               1,724,948    234,312  300,000        -  234,312  200,000            1,824,948

    Northlake Tower Limited Partnership (A)              750,000     71,331        -        -   71,331        -              750,000
    Yorkshire Plaza Investors, LLC (A)                   243,000     26,730        -        -   26,730        -              243,000
    M&J/Bayfair 580, LLC (A)(B)                                -          -  371,000 (B)    -        -        -              371,000
                                               ----------------- ---------- --------     ---- -------- --------    -----------------
        Total Investments - Cost Method        $       2,717,948 $  332,373 $671,000     $  - $332,373 $200,000    $       3,188,948
                                               ================= ========== ========     ==== ======== ========    =================

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

                                     FIRST WILKOW VENTURE

                                     By: Marc R. Wilkow
                                         ---------------------------------------
                                         Marc R. Wilkow, General Partner and
                                         President of M&J Wilkow, Ltd., its
                                         Managing Agent

DATED: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 26, 2004.

                                   By: Clifton J. Wilkow
                                       ----------------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M&J Wilkow, Ltd.

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

31.1            Certification of Chief Executive Officer Pursuant to Section 302 of the
                Sarbanes - Oxley Act of 2002.

31.2            Certification of Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes - Oxley Act of 2002.

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
                1350.

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
                1350.