Form 10-Q
period 2004-03-31
FIRST WILKOW VENTURE
filed 2004-05-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934

          For the quarterly period ended March 31, 2004

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

                            YES    X       NO
                                -------       --------

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                                       March 31,
                                                                         2004                December 31,
                                                                     (Unaudited)                2003
                                                                     -----------             -----------
                                    ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                      $ 4,030,069             $ 4,030,069
           Buildings and Improvements                                 32,322,909              31,659,299
           Fixtures and Equipment                                         46,999                  46,999
                                                                     -----------             -----------
                        Total                                         36,399,977              35,736,367
           Less-Accumulated Depreciation                              13,980,378              13,709,271
                                                                     -----------             -----------
                        Net Real Estate                               22,419,599              22,027,096
Investments in Real Estate Partnerships                                6,856,061               7,241,842
                                                                     -----------             -----------
                        Total                                         29,275,660              29,268,938
                                                                     -----------             -----------

LOANS RECEIVABLE                                                          86,963                  86,963
                                                                     -----------             -----------

OTHER ASSETS
           Cash and Cash Equivalents                                   6,945,393               6,602,360
           Certificates of Deposit - Restricted                          250,000                 250,000
           Receivables                                                   915,609                 881,089
           Deposits                                                      811,121               1,020,331
           Deferred Charges                                            1,176,560               1,196,706
                                                                     -----------             -----------
                        Total                                         10,098,683               9,950,486
                                                                     -----------             -----------

                        TOTAL ASSETS                                 $39,461,306             $39,306,387
                                                                     ===========             ===========

                   LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                                    $20,511,360             $20,516,241
                                                                     -----------             -----------
OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                         216,134                 345,792
           Accrued Property Taxes                                      1,059,150               1,301,996
           Deferred State Income Taxes                                   170,000                 170,000
           Security Deposits and Prepaid Rent                            557,692                 506,740
                                                                     -----------             -----------
                        Total                                          2,002,976               2,324,528
                                                                     -----------             -----------

MINORITY INTEREST                                                      3,224,765               3,151,441
                                                                     ===========             ===========


PARTNERS' CAPITAL      (170,916 units authorized and issued)          13,722,205              13,314,177
                                                                     -----------             -----------
           TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $39,461,306             $39,306,387
                                                                     ===========             ===========

Note: Balance Sheet at 12/31/03 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                         Three Months
                                                        Ended March 31,
                                                -------------------------------
                                                    2004               2003
                                                -----------         -----------
REVENUES
         Rental Income                          $ 2,332,733         $ 2,005,892
         Interest Income                            100,727              30,392
         Other Revenue                               19,633               9,406
                                                -----------         -----------
                                                  2,453,093           2,045,690
                                                -----------         -----------

PARTNERSHIP INVESTMENTS' INCOME
         Share of Net Income                        329,033             103,190
                                                -----------         -----------

EXPENSES
         Operating Expenses                         982,528           1,019,922
         Real Estate Taxes                          328,924             241,177
         Depreciation and Amortization              340,845             327,675
         Interest Expense                           402,927             411,696
         General and Administrative                  14,150              31,564
                                                -----------         -----------
                                                  2,069,374           2,032,034
                                                -----------         -----------

INCOME BEFORE MINORITY INTEREST                     712,752             116,846

MINORITY INTEREST IN
         SUBSIDIARIES' NET INCOME                  (116,714)            (43,595)

                                                -----------         -----------

NET INCOME                                      $   596,038         $    73,251

                                                ===========         ===========

UNITS USED TO COMPUTE PER UNIT AMOUNTS              170,916             170,916

NET INCOME PER UNIT                             $      3.49         $      0.43
                                                ===========         ===========

DISTRIBUTION PER UNIT                           $      1.10         $      1.10
                                                ===========         ===========



See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)



                                                                             Three Months Ended March 31,
                                                                          ---------------------------------
                                                                              2004                  2003
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                $   596,038           $    73,251

Noncash Items Included in Net Income:

              Depreciation and Amortization                                   340,845               327,675
              Decrease (Increase) in operating assets:
                          Receivables and Prepaid Expenses - net              (34,520)               24,697
                          Deposits                                            209,210               130,035
              Decrease (Increase) in operating liabilities:
                          Accounts Payable and Accrued Expenses              (129,658)              124,204
                          Accrued Property Taxes                             (242,846)             (279,475)
                          Security Deposits and Prepaid Rent                   50,952               (37,278)
              Share of Partnership Investments' Net Income                   (329,033)             (103,190)
                                                                          -----------           -----------

Net Cash Provided by Operating Activities                                     460,988               259,919
                                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                                    714,814               185,652
              Collection of Loan Receivable                                         0               123,638
              Investment in Land and Buildings and Improvements              (663,610)             (190,171)
              Increase in Minority Interest                                    73,324                   204
              Investment in Deferred Charges                                  (49,592)             (104,677)
                                                                          -----------           -----------

Net Cash Provided by Investing Activities                                      74,936                14,646
                                                                          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                                  (188,010)             (188,008)
              Proceeds from Mortgage Financing                                 55,176                74,034
              Mortgage Principal Payments                                     (60,057)              (43,298)
                                                                          -----------           -----------

Net Cash Used by Financing Activities                                        (192,891)             (157,272)
                                                                          -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     343,033               117,293

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             6,602,360             4,562,781
                                                                          -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $ 6,945,393           $ 4,680,074
                                                                          ===========           ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004




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

      Reference is made to the Registrant's annual report for the year ended December 31, 2003, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 -  Subsequent Events

      On April 10, 2004, the Registrant made a distribution to its partners in the amount of $564,022.80, or $3.30 per unit, based on 170,916 units outstanding as of March 31, 2004.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 2004


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2003, for a discussion of the Registrant's business.

         On January 10, 2004, the Registrant made a distribution to its partners in the amount of $188,010, or $1.10 per unit.

         On February 24, 2004, Tower Square Shopping Center, the sole asset of M & J/Eden Prairie Limited Partnership, was sold for $13,100,000, resulting in net cash proceeds of $4,983,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $4,285,000. Through March 31, 2004, the Registrant received a distribution related to the sale of $353,000.

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 2004 and 2003.

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

                                      FIRST WILKOW VENTURE

                                      By:   Marc R. Wilkow
                                            ------------------------------------
                                      Marc R. Wilkow, General Partner and
                                      President of M&J Wilkow, Ltd., its
                                      Managing Agent

DATED: May 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 13, 2004.

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