Form 10-Q
period 2004-06-30
FIRST WILKOW VENTURE
filed 2004-08-13
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934

          For the quarterly period ended June 30, 2004

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
                           CONSOLIDATED BALANCE SHEET


                                                                 June 30,
                                                                   2004           December 31,
                                                               (Unaudited)            2003
                                                               -----------        -----------
                        ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                $ 4,030,069        $ 4,030,069
           Buildings and Improvements                           32,044,679         31,659,299
           Fixtures and Equipment                                   23,511             46,999
                                                               -----------        -----------
                        Total                                   36,098,259         35,736,367
           Less-Accumulated Depreciation                        13,879,182         13,709,271
                                                               -----------        -----------
                        Net Real Estate                         22,219,077         22,027,096
Investments in Real Estate Partnerships                          5,607,704          7,241,842
                                                               -----------        -----------
                        Total                                   27,826,781         29,268,938
                                                               -----------        -----------
LOANS RECEIVABLE                                                    86,963             86,963
                                                               -----------        -----------

OTHER ASSETS
           Cash and Cash Equivalents                             7,884,953          6,602,360
           Certificates of Deposit - Restricted                    250,000            250,000
           Receivables and Prepaid Expenses                        935,723            881,089
           Deposits                                                870,400          1,020,331
           Deferred Charges                                      1,133,377          1,196,706
                                                               -----------        -----------
                        Total                                   11,074,453          9,950,486
                                                               -----------        -----------
                        TOTAL ASSETS                           $38,988,197        $39,306,387
                                                               ===========        ===========

                LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                              $20,450,120        $20,516,241
                                                               -----------        -----------
OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                   208,210            345,792
           Accrued Property Taxes                                1,333,343          1,301,996
           Deferred State Income Taxes                             170,000            170,000
           Security Deposits and Prepaid Rent                      560,157            506,740
                                                               -----------        -----------
                        Total                                    2,271,710          2,324,528
                                                               -----------        -----------
MINORITY INTEREST                                                2,869,589          3,151,441
                                                               -----------        -----------
PARTNERS' CAPITAL (170,916 units authorized and issued)         13,396,778         13,314,177
                                                               -----------        -----------
           TOTAL LIABILITIES AND PARTNERS' CAPITAL             $38,988,197        $39,306,387
                                                               ===========        ===========



Note: Balance Sheet at 12/31/03 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                              Three Months                     Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                     ----------------------------      ----------------------------
                                                                         2004             2003             2004             2003
                                                                     -----------      -----------      -----------      -----------
REVENUES
        Rental Income                                                $ 1,980,759      $ 2,124,798      $ 4,313,492      $ 4,130,690
        Interest Income                                                   16,724           16,887           36,357           47,279
        Gain (Loss) on disposal of real estate and other revenue           5,970            1,027          106,697           10,433
                                                                     -----------      -----------      -----------      -----------
                                                                       2,003,453        2,142,712        4,456,546        4,188,402
                                                                     -----------      -----------      -----------      -----------

PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                              371,657           72,373          700,691          175,563
                                                                     -----------      -----------      -----------      -----------

EXPENSES
        Operating Expenses                                               934,794          960,178        1,917,324        1,980,100
        Real Estate Taxes                                                336,850          333,238          665,774          574,415
        Depreciation and Amortization                                    300,107          303,314          640,952          630,989
        Interest Expense                                                 396,960          410,387          799,887          822,083
        General and Administrative                                        66,338           38,833           80,488           70,397
                                                                     -----------      -----------      -----------      -----------
                                                                       2,035,049        2,045,950        4,104,425        4,077,984
                                                                     -----------      -----------      -----------      -----------

INCOME  (LOSS) BEFORE MINORITY INTEREST                                  340,061          169,135        1,052,812          285,981

MINORITY INTEREST IN
        SUBSIDIARIES' NET INCOME (LOSS)                                 (101,465)         (34,422)        (218,179)         (78,017)
                                                                     -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                    $   238,596      $   134,713      $   834,633      $   207,964
                                                                     ===========      ===========      ===========      ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                                   170,916          170,916          170,916          170,916

NET INCOME (LOSS) PER UNIT                                           $      1.40      $      0.79      $      4.88      $      1.22
                                                                     ===========      ===========      ===========      ===========

DISTRIBUTION PER UNIT                                                $      3.30      $      1.10      $      4.40      $      2.20
                                                                     ===========      ===========      ===========      ===========



See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                         2004             2003
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                           $   834,633      $   207,964

Noncash Items Included in Net Income:

              Depreciation and Amortization                              640,952          630,989
              Income allocated to minority interests                     218,179           78,017
              Decrease (Increase) in operating assets:
                          Receivables and Prepaid Expenses - net         (54,634)         568,481
                          Deposits                                       149,931         (221,699)
              Decrease (Increase) in operating liabilities:
                          Accounts Payable and Accrued Expenses         (137,582)         153,637
                          Accrued Property Taxes                          31,347           (6,504)
                          Security Deposits and Prepaid Rent              53,417          (46,794)
              Share of Partnership Investments' Net Income              (700,691)        (175,563)
                                                                     -----------      -----------

Net Cash Provided by Operating Activities                              1,035,552        1,188,528
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

              Partnership Investment Draws                             2,442,830          443,072
              Collection of Loan Receivable                                    0          854,762
              Investment in Partnerships                                (108,002)        (250,000)
              Investment in Land and Buildings and Improvements         (699,209)        (253,352)
              Increase (Decrease) in Minority Interest                  (500,031)         (86,782)
              Investment in Deferred Charges                             (70,396)        (131,096)
                                                                     -----------      -----------

Net Cash Provided by Investing Activities                              1,065,192          576,604
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

              Cash Distribution to Partners                             (752,030)        (376,015)
              Proceeds from Mortgage Financing                            55,176           82,102
              Mortgage Principal Payments                               (121,297)         (85,146)
                                                                     -----------      -----------

Net Cash Used by Financing Activities                                   (818,151)        (379,059)
                                                                     -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,282,593        1,386,073

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        6,602,360        4,562,781
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 7,884,953      $ 5,948,854
                                                                     ===========      ===========



See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                  JUNE 30, 2004


Overview

         Reference is made to the Registrant's annual report for the year ended December 31, 2003, for a discussion of the Registrant's business.

         On January 10, 2004, the Registrant made a distribution to its partners in the amount of $188,008, or $1.10 per unit.

         On February 24, 2004, Tower Square Shopping Center, the sole asset of M & J/Eden Prairie Limited Partnership, was sold for $13,100,000, resulting in net cash proceeds of $4,983,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $4,285,000. Through June 30, 2004, the Registrant received a distribution related to the sale of $353,000.

         On April 10, 2004 the Registrant made a distribution to its partners in the amount of $564,022, or $3.30 per unit.

          On June 11, 2004, Shops at Clarks Pond, the sole asset of Shops at Clark's Pond LLC, was sold for $20,050,000, resulting in net cash proceeds of $3,848,000. The transaction netted a gain on sale of $3,087,000. M & J/Retail received a distribution related to the sale via its interest in Fulcrum, LLC.

         On June 25, 2004, the Registrant exercised its option to purchase the units of M & J/LaSalle Associates from an investor.

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004




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

      In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Registrant's unconsolidated real estate investments that may qualify as a VIE, provisions of this interpretation are effective at the beginning of the Registrant's fiscal year beginning January 1, 2005. The Registrant is currently assessing its unconsolidated real estate investments to determine the impact of any potential consolidation requirements in applying FIN No. 46R.

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

2 -   Subsequent Events

      On July 1, 2004, the Registrant invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which owns a 22% interest in 2121 K Street, LLC, which owns an 8-story office building located in Washington D.C.

      On July 10, 2004, the Registrant made a distribution to its partners in the amount of $188,008, or $1.10 per unit, based on 170,916 units outstanding as of June 30, 2004.

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 2004 and 2003.

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

                                          FIRST WILKOW VENTURE

                                          By:   Marc R. Wilkow
                                                --------------------------------
                                          Marc R. Wilkow, General Partner and
                                          President of M&J Wilkow, Ltd., its
                                          Managing Agent

DATED: August 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 10, 2004.

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