Form 10-Q
period 2004-09-30
FIRST WILKOW VENTURE
filed 2004-11-12
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934

          For the quarterly period ended September 30, 2004

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934

          For the transition period from          to         .
                                         --------    --------

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

         Illinois                                       36-6169280
 -----------------------                                ----------
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

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                                           September 30,
                                                                                               2004                   December 31,
                                                                                            (Unaudited)                   2003
                                                                                            -----------               -----------
                        ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                                             $ 4,030,069               $ 4,030,069
           Buildings and Improvements                                                        32,526,434                31,659,299
           Fixtures and Equipment                                                                23,511                    46,999
                                                                                            -----------               -----------
                        Total                                                                36,580,014                35,736,367
           Less-Accumulated Depreciation                                                     14,115,094                13,709,271
                                                                                            -----------               -----------
                        Net Real Estate                                                      22,464,920                22,027,096
Investments in Real Estate Partnerships                                                       4,888,796                 7,241,842
                                                                                            -----------               -----------
                        Total                                                                27,353,716                29,268,938
                                                                                            -----------               -----------

LOANS RECEIVABLE                                                                                 86,963                    86,963
                                                                                            -----------               -----------

OTHER ASSETS
           Cash and Cash Equivalents                                                         12,662,623                 6,602,360
           Certificates of Deposit - Restricted                                                 250,000                   250,000
           Receivables and Prepaid Expenses                                                     860,353                   881,089
           Deposits                                                                           1,185,505                 1,020,331
           Deferred Charges                                                                   1,088,275                 1,196,706
                                                                                            -----------               -----------
                        Total                                                                16,046,756                 9,950,486
                                                                                            -----------               -----------

                        TOTAL ASSETS                                                        $43,487,435               $39,306,387
                                                                                            ===========               ===========

              LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                                                           $20,391,943               $20,516,241
                                                                                            -----------               -----------
OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                                                155,135                   345,792
           Accrued Property Taxes                                                             1,535,215                 1,301,996
           Deferred State Income Taxes                                                          170,000                   170,000
           Security Deposits and Prepaid Rent                                                   634,431                   506,740
                                                                                            -----------               -----------
                        Total                                                                 2,494,781                 2,324,528
                                                                                            -----------               -----------

MINORITY INTEREST                                                                             3,776,903                 3,151,441
                                                                                            -----------               -----------

PARTNERS' CAPITAL (170,916 units authorized and issued)                                      16,823,808                13,314,177
                                                                                            -----------               -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $43,487,435               $39,306,387
                                                                                            ===========               ===========



Note: Balance Sheet at 12/31/03 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                               Three Months                    Nine Months
                                                                            Ended September 30,             Ended September 30,
                                                                      ----------------------------      ---------------------------
                                                                         2004              2003             2004            2003
                                                                      ----------------------------      ---------------------------
REVENUES
        Rental Income                                                 $ 1,942,999      $ 1,993,880      $ 6,256,491     $ 6,124,570
        Interest Income                                                    32,736           19,006           69,093          66,285
        Gain (Loss) on disposal of real estate and other revenue           42,787          331,531          149,484         341,964
                                                                      -----------      -----------      -----------     -----------
                                                                        2,018,522        2,344,417        6,475,068       6,532,819
                                                                      -----------      -----------      -----------     -----------
PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                             4,464,889           57,143        5,165,579         232,706
                                                                      -----------      -----------      -----------     -----------
EXPENSES
        Operating Expenses                                                942,872        1,092,993        2,860,194       3,073,093
        Real Estate Taxes                                                 273,878          377,777          939,652         952,192
        Depreciation and Amortization                                     298,096          313,132          939,048         944,121
        Interest Expense                                                  400,723          407,689        1,200,610       1,229,772
        General and Administrative                                         11,397           11,995           91,885          82,392
                                                                      -----------      -----------      -----------     -----------
                                                                        1,926,966        2,203,586        6,031,389       6,281,570
                                                                      -----------      -----------      -----------     -----------

INCOME  (LOSS) BEFORE MINORITY INTEREST                                 4,556,445          197,974        5,609,258         483,955

MINORITY INTEREST IN
        SUBSIDIARIES' NET INCOME (LOSS)                                  (941,408)         (72,405)      (1,159,587)       (150,422)
                                                                      -----------      -----------      -----------     -----------

NET INCOME (LOSS)                                                     $ 3,615,037      $   125,569      $ 4,449,671     $   333,533
                                                                      ===========      ===========      ===========     ===========

UNITS USED TO COMPUTE PER UNIT AMOUNTS                                    170,916          170,916          170,916         170,916

NET INCOME (LOSS) PER UNIT                                            $     21.15      $      0.73      $     26.03     $      1.95
                                                                      ===========      ===========      ===========     ===========

DISTRIBUTION PER UNIT                                                 $      1.10      $      1.10      $      5.50     $      3.30
                                                                      ===========      ===========      ===========     ===========



See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                        Nine Months Ended September 30,
                                                                                     ------------------------------------
                                                                                         2004                    2003
                                                                                     ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                           $  4,449,671            $    333,533

Noncash Items Included in Net Income:

             Depreciation and Amortization                                                939,048                 944,121
             Net gain on disposal of land, building and improvements                            0                 (94,002)
             Income allocated to minority interests                                     1,159,587                 150,422
             Decrease (Increase) in operating assets:
                        Receivables and Prepaid Expenses - net                             20,736                       0
                        Deposits                                                         (165,174)                      0
             (Decrease) Increase in operating liabilities:
                        Accounts Payable and Accrued Expenses                            (190,660)                326,287
                        Accrued Property Taxes                                            233,219                       0
                        Security Deposits and Prepaid Rent                                127,691                       0
             Share of Partnership Investments' Net Income                              (5,165,579)               (232,706)
                                                                                     ------------            ------------

Net Cash Provided by Operating Activities                                               1,408,539               1,427,655
                                                                                     ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES

             Partnership Investment Draws                                               7,843,371                 603,677
             Cash Proceeds from the sale of Real Estate                                         0                 212,395
             Collection of Loan Receivable                                                      0                 854,762
             Investment in Partnerships                                                  (324,745)               (378,601)
             Investment in Land and Buildings                                          (1,180,963)               (698,572)
             Increase (Decrease) in Minority Interest                                    (534,125)               (130,174)
             Investment in Deferred Charges                                               (87,478)               (280,507)
                                                                                     ------------            ------------

Net Cash Provided by Investing Activities                                               5,716,060                 182,980
                                                                                     ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES

             Cash Distribution to Partners                                               (940,038)               (564,023)
             Proceeds from Mortgage Financing                                              55,176                 207,036
             Mortgage Principal Payments                                                 (179,474)               (121,731)
                                                                                     ------------            ------------

Net Cash Used by Financing Activities                                                  (1,064,336)               (478,718)
                                                                                     ------------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               6,060,263               1,131,917

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         6,602,360               4,562,781
                                                                                     ------------            ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $ 12,662,623            $  5,694,698
                                                                                     ============            ============


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2004


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

         On July 1, 2004, the Registrant invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which owns a 22% interest in 2121 K Street, LLC, which owns an 8-story office building located in Washington D.

         On July 10, 2004, the Registrant made a distribution to its partners in the amount of $188,008, or $1.10 per unit.

         On August 26, 2004, Annex of Arlington, the sole asset of Arlington LLC, was sold for $27,200,000, resulting in net cash proceeds of $8,480,900. The transaction netted a gain on sale of $9,651,700. The Registrant received a distribution related to the sale via its interest in Arlington LLC.

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



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

2 -  Subsequent Events

      On October 10, 2004, the Registrant made a distribution to its partners in the amount of $188,008, or $1.10 per unit, based on 170,916 units outstanding as of September 30, 2004.

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended September 30, 2004 and 2003.

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

                                    FIRST WILKOW VENTURE

                                    By:   Marc R. Wilkow
                                          --------------------------------------
                                    Marc R. Wilkow, General Partner and
                                    President of M&J Wilkow, Ltd., its
                                    Managing Agent

DATED: November 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 10, 2004.

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