Form 10-K
period 2004-12-31
FIRST WILKOW VENTURE
filed 2005-03-30
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the year ended December 31, 2004

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from______to______.

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                          36-6169280
-----------------------                      ----------------------------------
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

Marc R. Wilkow and Clifton J. Wilkow have been engaged in real estate activities for over 20 years as officers of M & J Wilkow, Ltd., a closely held corporation, and certain affiliated companies which have been involved (through their predecessors in interest) in the acquisition, sale, development, leasing, operation, brokerage and management of real estate since 1939.

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

DESCRIPTION OF BUSINESS

The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. As of December 31,2004, there are 19 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings and shopping centers. Seventeen of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project; nine are shopping centers; six are office buildings; and one is a real estate investment trust. The remaining two properties are owned and operated by the Registrant as office buildings.

CHANGES IN PROPERTIES

During the calendar year ended December 31,2004, certain of the property investments held by the Registrant underwent the changes described below:

(a) Purchases:

On July 29, 2004, the Registrant invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which has a 22% interest in 2121 K Street, LLC, which owns 2121 K Street, an office building located in Washington, D.C. The Registrant is also obligated to subscribe to a like number of Call Units in the event that a proposed development of Expansion Space takes place. The cost of a Call Unit shall not exceed $400 per unit.

On December 3, 2004, the Registrant invested $373,000 to acquire 373 Call Units representing a 65.60% interest in Metro Equities, Ltd., which owns an 8.83% undivided interest in Walnut Creek Retail & Storage Center, located in Walnut Creek, California.

                                     PART I

(b) Sales:

On February 24, 2004, the property owned by M & J/Eden Prairie Limited Partnership was sold for $13,000,000, resulting in net cash proceeds of $4,983,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $4,285,000. The Registrant received a distribution related to the sale in March 2004.

On June 11, 2004, the property owned by Shops at Clark's Pond LLC was sold for $20,050,000, resulting in net cash proceeds of $3,848,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $3,087,000. M & J/Retail Limited Partnership received a distribution related to the sale via its interest in Fulcrum, LLC in June 2004.

On August 26, 2004, the property owned by Arlington LLC was sold for $27,200,000, resulting in net cash proceeds of $8,480,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $9,651,700. The Registrant as well as M & J/Retail Limited Partnership received a distribution related to the sale in September 2004.

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

                                     PART I

ITEM 2 - PROPERTY

The Registrant has an ownership interest in the following properties as of December 31,2004:

PROPERTIES INVOLVING PARTICIPATIONS

DUKE REALTY LIMITED PARTNERSHIP

On December 2, 1994, the Registrant's interests in three partnerships were redeemed for 50,251 partnership units in Duke Realty Limited Partnership, the operating partnership ("UPREIT") of more than 108 million square feet of property. The UPREIT's sole general partner is Duke Realty Corporation, a real estate investment trust ("REIT") listed on the New York Stock Exchange. The partnership units in the UPREIT are convertible, on a one-for-one basis, to shares of common stock to the REIT.

On April 15, 1997, the Registrant converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation and sold the shares for total proceeds of $1,028,212, resulting in a gain of $794,962.

On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership as of December 31, 2004.

M & J/GROVE LIMITED PARTNERSHIP (THE GROVE OFFICE PARK)

The Grove Office Park consists of three two-story office buildings lying on six acres of land located in Wheaton, Illinois. The complex contains 105,454 square feet of prime office space with parking available for 343 cars.

Through December 31, 1995, the Registrant had invested a total of $931,000 to acquire 981 limited partnership units (a 23.08% interest) in M & J/Grove Limited Partnership ("M & J/Grove"), the partnership that was formed to acquire the subject property. In addition, the Registrant owns seven units (a 3.02% interest) in Wilkow/Grove Partners Limited Partnership, which has a 5.87% interest in M & J/Grove. As a Class A limited partner, the Registrant is entitled to a cumulative cash flow priority of 8% per annum.

On July 1, 1996, the Registrant invested an additional $98,100 in M & J/Grove in connection with the purchase of 981 Call Units, increasing its interest in the investment to 27.34%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available net proceeds pro rata. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M & J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park at that time. The property currently is encumbered with a mortgage loan of $6,500,000, bearing interest at 6.6875% and maturing in April 2011.

L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

The Registrant holds a 5.40% interest in Dover Farms, LP which owns Dover Farms Apartments, a 300 unfurnished one- and two-bedroom apartment complex located in North Royalton, Ohio.

On December 18, 2002, M & J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms, LP. As a

                                     PART I
result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms, LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

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

M & J/EDEN PRAIRIE LIMITED PARTNERSHIP

On April 10, 1998, the Registrant invested $64,000 to obtain a 26.44% ownership in M & J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Registrant's ownership to 42.98%. The shopping center was sold on February 24, 2004, for a purchase price of $13,000,000, netting a gain on sale of $4,285,000. A distribution was received by the Registrant in March 2004.

M & J/NCT LOUISVILLE LP

On September 29, 1999, the Registrant invested $300,000 to obtain a 23.47% interest in M & J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky. In February 2004, the property was refinanced and the Registrant received $187,500. The property is encumbered with a mortgage of $67,000,000, bearing interest at a variable interest rate and maturing in March 2007.

M & J/LOUISVILLE, LLC

On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M & J/Louisville, LLC, which has a 33% interest in NW Acquisition Company, LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

                                     PART I

ARLINGTON LLC (ANNEX OF ARLINGTON HEIGHTS)

On September 29, 1999, the Registrant converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois. Annex of Arlington Heights was sold on August 26, 2004, for a purchase price of $27,200,000, netting a gain on sale of $9,651,700. A distribution in the amount of $3,296,180 was received by the Registrant.

M & J/Retail Limited Partnership also holds an 8.75% interest in Arlington LLC (see Page 9).

M & J/PROSPECT CROSSING LIMITED PARTNERSHIP

On February 24, 2000, the Registrant invested $530,000 to obtain an 11.21% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

M & J/Retail Limited Partnership also holds a 10.58% interest in M & J/Prospect Crossing Limited Partnership (see Page 9).

M & J/CLARK STREET, LLC

On August 14, 2000, the Registrant invested $577,000 to obtain a 17.48% interest in M & J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois.

On March 15, 2004, an agreement was reached with the principal partner to recapitalize the investment and make modifications to both the mortgage loan as well as the limited liability company agreement. The principal balance of the first mortgage loan was reduced from $29,376,208 to $19,905,000, with a corresponding applicable interest accrual rate reduction from 9.00% to 7.00%. A provision was also made for the first 36 months for a minimum "pay" rate in the amount of 5.50% per annum with the difference between the accrual rate and the pay rate being added to the then outstanding principal balance of the loan on a monthly basis. The mortgage matures in August 2010.

The amount by which the first loan was reduced will be treated as Preferred Equity and earn a cumulative Preferred Return equal to 8.00% per annum. The modifications also allow for the principal partner to provide an additional $7,700,000 of funds to cover near-term tenant improvement and leasing commission expenses, as well as building improvements.

M & J/BATTERY, LLC

On May 31, 2001, the Registrant invested $300,000 to obtain a 15.79% interest in M & J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California. The property is encumbered with a mortgage of $26,100,000, bearing interest at 7.625% and maturing in May 2011.

                                     PART I

CENTENNIAL FWV, LLC

On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia. The property is encumbered with a mortgage of $13,000,000, bearing interest at 5.90% and maturing in January 2013.

METRO EQUITIES, LTD.

On December 3, 2004, the Registrant invested $373,000 to acquire 373 Call Units representing a 65.60% interest in Metro Equities, Ltd., which owns an 8.83% undivided interest in Walnut Creek Retail & Storage Center, located in Walnut Creek, California. The Call Unit holders are entitled to a cumulative cash flow priority of 12.50% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $373,000 of available net proceeds pro rata. Any proceeds remaining thereafter will be split 75% to the holders of the Call Units and 25% to the General and Class A Limited Partners.

M & J/2121 K STREET, LLC

On July 29, 2004, the Registrant invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which has a 22% interest in 2121 K Street, LLC, which owns 2121 K Street, an office building located in Washington, D.C. The Registrant is also obligated to subscribe to a like number of Call Units in the event that a proposed development of Expansion Space takes place. The cost of a Call Unit shall not exceed $400 per unit. The property is encumbered with a mortgage of $38,850,000, bearing interest at 4.97% and maturing in July 2007.

PROPERTIES OWNED AND OPERATED BY REGISTRANT OR CONSOLIDATED SUBSIDIARIES

180 NORTH MICHIGAN, CHICAGO, ILLINOIS

The leasehold estate to this commercial office building on Chicago's prestigious Michigan Avenue was acquired in 1968 at a price of $6,550,000. The property was constructed in 1926 and completely renovated in 1967 at a cost in excess of $3,000,000. In 1973, the Registrant acquired the fee simple estate of 18,649 square feet of land for $1,600,000. In November 1986, the leasehold and fee simple estates were merged and the property was refinanced.

In July 1998, the property was refinanced. The property is currently encumbered with a first mortgage loan of $7,300,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on September 1, 2008.

M & J/RETAIL LIMITED PARTNERSHIP

The Registrant originally invested a total of $3,995,000 to obtain a 56.97% interest in M & J/Retail Limited Partnership ("M & J/Retail"). The Registrant also owns three limited partnership units (.75% interest) in Wilkow/Retail Partners Limited Partnership, which has a 5.63% interest in M & J/Retail. On July 1, 1995, the Registrant sold 300 Class A units of M & J/Retail for a total of $314,800, resulting in a gain of $137,245 and reducing its ownership in this partnership from 56.97% to 52.75%.

                                     PART I

The Registrant is entitled to a cumulative cash flow priority in the amount of 9% per annum on its investment.

M & J/Crossroads Limited Partnership

On October 27, 1995, M & J/Retail invested a total of $297,000 to acquire a 46.41% interest in M & J/Crossroads Limited Partnership ("M & J/Crossroads"). M & J/Crossroads purchased a 330,505 square foot shopping center known as Crossroads of Roseville for $19,250,000. On December 31, 1997, M & J/Crossroads contributed its interest in the shopping center for a 39% interest in M & J/JPC Retail, which owns three shopping centers.

M & J/Clarkfair Limited Partnership

In 1998, M & J/Retail invested $415,000 to acquire a 70.90% investment in M & J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC was the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

Marketfair North          - a 136,989 square foot shopping center in Clay,
                            New York

Shops at Clark's Pond     - a 208,325 square foot shopping center in South
                            Portland, Maine

In addition to the above cash contributions, M & J/Retail has posted two letters of credit totaling $500,000 as additional collateral with the mortgagee of Marketfair North. These letters of credit, which expire on March 15, 2006, renew automatically until the underlying obligations are satisfied. The general partner of M & J/Clarkfair Limited Partnership has indemnified M & J/Retail for 10%, or $50,000, of these letters of credit. In the event that the mortgagee is entitled to liquidate the letters of credit, M & J/Retail will be required to fund $450,000 of the obligation. At that time, M & J/Retail's interest in M & J/Clarkfair Limited Partnership will increase from 70.9% to 79.72%.

On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North LLC. As a result of this transaction, M & J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC.

On June 11, 2004, the property owned by Shops at Clark's Pond LLC was sold for $20,050,000.

Fulcrum, LLC

On May 31, 2000, M & J/Retail invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC.

On June 11, 2004, the property owned by Shops at Clark's Pond LLC was sold for $20,050,000.

Arlington LLC

On September 29, 1999, M & J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois. Annex of Arlington Heights was sold on August 26, 2004, for a purchase price of $27,200,000, netting a gain on sale of $9,651,700. A distribution in the amount of $766,000 was received by M & J/Retail.

                                     PART I

The Registrant also holds a 37.65% interest in Arlington LLC (see Page 6).

M & J/Prospect Crossing Limited Partnership

On February 24, 2000, M & J/Retail invested $500,000 to obtain a 10.58% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

The Registrant also holds an 11.21% interest in M & J/Prospect Crossing Limited Partnership (see Page 6).

Yorkshire Plaza Investors, LLC

On April 10, 2000, M & J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. The property is encumbered with a mortgage of $18,680,000, bearing interest at 8.31% and maturing May 2005.

M & J/Bayfair 580, LLC

On June 6, 2001, M & J/Retail invested a total of $371,000 to obtain an 11.24% interest in M & J/Bayfair 580, LLC, which had a 99.00% interest in Bayfair 580, LLC, which owned Bayfair Mall, a shopping center located in San Leandro, California.

On September 29, 2003, Bayfair Mall was sold for $37,000,000, resulting in net cash proceeds of $16,293,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $11,360,000. M & J/Retail received a distribution related to the sale in October 2003 and a final distribution in July 2004.

NAPERVILLE OFFICE COURT, NAPERVILLE, ILLINOIS

In August 1986, pursuant to the terms of an exchange agreement, the Registrant acquired the Naperville Office Court for $4,830,000.

On June 8, 1998, the property was refinanced and encumbered with a mortgage of $4,500,000 bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on August 1, 2008.

209 WEST JACKSON, CHICAGO, ILLINOIS

On August 24, 1995, the Registrant acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in another asset.

On October 22, 1999, both the ownership and the debt were restructured. The Registrant and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Registrant's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. Subsequent to a partial pay down of the principal balance and

                                     PART I
approximately $5,000,000 of debt forgiveness by the property's lender, GE Capital Corporation, the property's debt was reduced to $10,000,000.

On November 1, 2004, the property was refinanced with a new floating rate loan from GE Capital Corporation. As part of the refinancing, 209 West Jackson LLC was required to contribute new capital in the amount of $1,000,000. A capital call was required for $850,000, of which the Registrant's share was $603,500. The loan was funded in the amount of $8,660,000 initially and carries an additional facility of $3,270,000 to fund capital improvements and leasing costs. The note matures on November 1, 2007.

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

None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
         MATTERS

The number of holders of record of equity securities of the Registrant as of December 31,2004, was approximately:

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

                                     PART II

ITEM 6 - SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                       2004            2003             2002            2001
                                    ---------        --------        ---------      -----------
OPERATING RESULTS

(IN THOUSANDS)

Total revenue                       $   8,647        $  8,728        $   8,588      $    10,687

Net income (loss)*                  $   4,058        $  1,099        $    (389)     $      (216)

PARTNERSHIP UNIT DATA

(PER PARTNERSHIP UNIT)

Net income (loss):

    General partner*                $   23.74        $   6.43        $   (2.28)     $     (1.26)

    Limited partner*                $   23.74        $   6.43        $   (2.28)     $     (1.26)

Cash distributions paid:

    General partner                 $    6.60        $   4.40        $    6.30      $      6.75

    Limited partner                 $    6.60        $   4.40        $    6.30      $      6.75

* Includes gain (loss) on sale of real estate properties

                                                               YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                               2004             2003             2002              2001
                                            ----------        --------       -----------       -----------
FINANCIAL POSITION DATA

Total assets (in thousands)                 $   41,440        $  39,306      $    38,692       $    41,361

Net book value per unit                     $    95.04        $  77.90       $     75.87       $     84.44

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

For the year ended December 31, 2004, the net income was $4,058,011 compared to a net income of $1,099,159 for the comparative period of 2003.

The Registrant made distributions to its partners this year as follows:

   DATE             AMOUNT      PER UNIT
   ----             ------      --------
January 10       $   188,007   $   1.10
April 10             564,024       3.30
July 10              188,007       1.10
October 10           188,007       1.10

On February 24, 2004, the property owned by M & J/Eden Prairie Limited Partnership was sold for $13,000,000, resulting in net cash proceeds of $4,983,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $4,285,000. The Registrant received a distribution related to the sale in March 2004.

On June 11, 2004, the property owned by Shops at Clark's Pond LLC was sold for $20,050,000, resulting in net cash proceeds of $3,848,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $3,087,000. M & J/Retail Limited Partnership received a distribution related to the sale via its interest in Fulcrum, LLC in June 2004.

On July 29, 2004, the Registrant invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which has a 22% interest in 2121 K Street, LLC, which owns 2121 K Street, an office building located in Washington, D.C. The Registrant is also obligated to subscribe to a like number of Call Units in the event that a proposed development of Expansion Space takes place. The cost of a Call Unit shall not exceed $400 per unit.

On August 26, 2004, the property owned by Arlington LLC was sold for $27,200,000, resulting in net cash proceeds of $8,480,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $9,651,700. The Registrant as well as M & J/Retail Limited Partnership received a distribution related to the sale in September 2004.

On November 1, 2004, the Registrant contributed $603,500 as its share of a capital call related to the refinancing of the 209 West Jackson property.

On December 3, 2004, the Registrant invested $373,000 to acquire 373 Call Units representing a 65.60% interest in Metro Equities, Ltd., which owns an 8.83% undivided interest in Walnut Creek Retail & Storage Center, located in Walnut Creek, California.

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the year ended December 31, 2003, the net income was $1,099,159 compared to a net loss of $388,901 for the comparative period of 2002.

The Registrant made distributions to its partners this year as follows:


   DATE          AMOUNT       PER UNIT
----------     ---------     ---------
January 10     $ 188,007     $    1.10
April 10         188,008          1.10
July 10          188,007          1.10
October 10       188,008          1.10

In March of 2003, the Registrant received a payment of $123,638 on the indebtedness from M & J/Dover Limited Partnership.

On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M & J/Louisville, LLC, which has a 33.33% interest in NW Acquisition Company, LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

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

On September 29, 2003, Bayfair Mall was sold for $37,000,000, resulting in net cash proceeds of $16,293,000, after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $11,360,000. M & J/Retail received a distribution related to the sale in October 2003.

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2002 COMPARED TO 2001

For the year ended December 31, 2002, the net loss was $388,901 compared to a net loss of $215,523 for the comparative period of 2001.

The Registrant made distributions to its partners this year as follows:


  DATE           AMOUNT       PER UNIT
----------     ---------     ---------
January 10     $ 170,916     $    1.00
April 10         529,841          3.10
July 10          188,007          1.10
October 10       188,007          1.10

On April 10, 2002, M & J/Retail Limited Partnership received a liquidating distribution from Northlake Tower Limited Partnership in the amount of $645,986, resulting in a loss on disposition of investment in partnership of $104,014. This loss was offset by over $600,000 in gains taken as a result of the 1997 refinancing.

On August 6, 2002, the underlying unimproved land held by Rosemont 28 Limited Partnership was sold for $475,000. The Registrant received cash proceeds of $93,455, resulting in a loss to Registrant of $407,062.

On November 26, 2002, Mid Oak Plaza Shopping Center was sold for $6,025,000. M & J/Mid Oak Limited Partnership received a liquidating distribution in 2003 for the amount of $192,000, which resulted in a gain on disposition of $77,284 in 2003.

On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia.

On December 18, 2002, M & J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover Farms, LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms, LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On January 20, 1995, the Registrant entered into a revolving credit facility with the LaSalle National Bank. The facility, due August 31, 2005, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant. As of December 31, 2004, no amounts are outstanding under this facility.

The liquid assets of the Registrant increased as of December 31, 2004, when compared to December 31, 2003, due to partnership investment sales.

The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2005 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

                                     PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 20

First Wilkow Venture:

  Consolidated Balance Sheets, December 31, 2004 and 2003                    22

  Consolidated Statements of Operations,
  Years Ended December 31, 2004, 2003 and 2002                               23

  Consolidated Statements of Partners' Capital,
  Years Ended December 31, 2004, 2003 and 2002                               24

  Consolidated Statements of Cash Flows,
  Years Ended December 31, 2004, 2003 and 2002                               25

  Notes to Financial Statements,
  December 31, 2004, 2003 and 2002                                           26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

FIRST WILKOW VENTURE

We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") listed in the index to the consolidated financial statements set forth on Page 19 as of and for the years ended December 31, 2004 and 2003. Our audits also include the financial statement schedules listed in the index at
Item 15 on Page 52 for the years ended December 31, 2004 and 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations, changes in partners' capital and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

Mayer Hoffman McCann P.C.

Chicago, Illinois
February 18, 2005

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
First Wilkow Venture

We have audited the consolidated financial statements of First Wilkow Venture (the "Partnership") for the year ended December 31, 2002. Our audit also included the financial statement schedules for the year ended December 31, 2002, listed in the index at Item 15 on Page 52. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Wilkow Venture and its subsidiaries as of December 31, 2002 and the results of their operations, changes in partners' capital and cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ PHILIP ROOTBERG & COMPANY, LLP

PHILIP ROOTBERG & COMPANY, LLP

Chicago, Illinois
February 7, 2003

                              FIRST WILKOW VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003

                                                               2004             2003
                                                           ------------     ------------

                                     ASSETS
REAL ESTATE
  Land                                                     $  4,030,069     $  4,030,069
  Buildings and improvements                                 33,052,041       31,659,299
  Fixtures and equipment                                         23,511           46,999
                                                           ------------     ------------
    TOTAL REAL ESTATE                                        37,105,621       35,736,367
  Accumulated depreciation                                   14,360,780       13,709,271
                                                           ------------     ------------
    NET REAL ESTATE                                          22,744,841       22,027,096
                                                           ------------     ------------

INVESTMENTS IN REAL ESTATE PARTNERSHIPS                       5,060,888        7,241,842
                                                           ------------     ------------

LOANS RECEIVABLE                                                 86,963           86,963
                                                           ------------     ------------

OTHER ASSETS
  Cash and cash equivalents                                   9,863,712        6,602,360
  Certificates of deposit - restricted                          250,000          250,000
  Receivables and prepaid expenses                            1,193,922          881,089
  Deposits                                                      893,892        1,020,331
  Deferred charges                                            1,345,651        1,196,706
                                                           ------------     ------------
    TOTAL OTHER ASSETS                                       13,547,177        9,950,486
                                                           ------------     ------------

    TOTAL ASSETS                                           $ 41,439,869     $ 39,306,387
                                                           ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGE NOTES PAYABLE                                     $ 19,638,439     $ 20,516,241
                                                           ------------     ------------
OTHER LIABILITIES
  Accounts payable and accrued expenses                          95,758          345,792
  Accrued property taxes                                      1,297,188        1,301,996
  Deferred state income taxes                                   170,000          170,000
  Security deposits and prepaid rent                            856,963          506,740
                                                           ------------     ------------
    TOTAL OTHER LIABILITIES                                   2,419,909        2,324,528
                                                           ------------     ------------

MINORITY INTEREST                                             3,137,378        3,151,441
                                                           ------------     ------------

PARTNERS' CAPITAL (170,916 units authorized
  and issued)                                                16,244,143       13,314,177
                                                           ------------     ------------
    TOTAL LIABILITIES AND PARTNERS'
      CAPITAL                                              $ 41,439,869     $ 39,306,387
                                                           ============     ============

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2004, 2003 and 2002

                                                            2004              2003              2002
                                                        ------------      ------------      ------------
REVENUE
  Rental                                                $  8,375,821      $  8,299,619      $  8,387,447
  Interest                                                   120,296            85,272           172,154
  Gain on disposal of real estate and other revenue          151,234           343,605            28,617
                                                        ------------      ------------      ------------
    TOTAL REVENUE                                          8,647,351         8,728,496         8,588,218
                                                        ------------      ------------      ------------

PARTNERSHIP INVESTMENTS' INCOME (LOSS)                     5,056,986         1,586,062          (105,735)
                                                        ------------      ------------      ------------

EXPENSES
  Operating                                                4,340,605         4,044,172         4,321,962
  Real estate taxes                                        1,255,043         1,271,941         1,319,208
  Depreciation and amortization                            1,251,479         1,267,932         1,287,174
  Interest                                                 1,552,783         1,631,888         1,656,185
  General and administrative                                 112,261           104,477           110,521
                                                        ------------      ------------      ------------
    TOTAL EXPENSES                                         8,512,171         8,320,410         8,695,050
                                                        ------------      ------------      ------------

LOSS ON DISPOSITION OF TENANT
  IMPROVEMENTS                                                     -           148,175            65,700
                                                        ------------      ------------      ------------
    INCOME (LOSS) FROM OPERATIONS                          5,192,166         1,845,973          (278,267)

MINORITY INTEREST IN SUBSIDIARIES'
       NET INCOME                                         (1,134,155)         (746,814)         (110,634)
                                                        ------------      ------------      ------------

         NET INCOME (LOSS)                              $  4,058,011      $  1,099,159      $   (388,901)
                                                        ============      ============      ============

UNITS - AUTHORIZED AND ISSUED
  General partner                                              9,445             9,329             9,199
  Limited partner                                            161,471           161,587           161,717

NET INCOME (LOSS) PER UNIT
  General partner                                       $      23.74      $       6.43      $      (2.28)
  Limited partner                                              23.74              6.43             (2.28)

BOOK VALUE PER UNIT
  General partner                                       $      95.04      $      77.90      $      75.87
  Limited partner                                              95.04             77.90             75.87

CASH DISTRIBUTIONS PAID
  General partner                                       $       6.60      $       4.40      $       6.30
  Limited partner                                               6.60              4.40              6.30

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2004, 2003 and 2002

                                                      GENERAL          LIMITED
                                                     PARTNERS          PARTNERS           TOTAL
                                                   -------------     -------------     -------------
BALANCE - DECEMBER 31, 2001                        $    780,342      $ 13,652,378      $ 14,432,720

ADD (DEDUCT)
  Loss for year ended
    December 31, 2002                                   (20,599)         (368,302)         (388,901)
  To reflect changes in partnership capital
    between general and limited partners - net           77,220           (77,220)                -
  Cash distributions for the year ended
    December 31, 2002                                   (55,555)       (1,021,216)       (1,076,771)
                                                   ------------      ------------      ------------

BALANCE - DECEMBER 31, 2002                             781,408        12,185,640        12,967,048

ADD (DEDUCT)
  Income for year ended
    December 31, 2003                                    59,369         1,039,790         1,099,159
  To reflect changes in partnership capital
    between general and limited partners - net           16,770           (16,770)                -
  Cash distributions for the year ended
    December 31, 2003                                   (40,620)         (711,410)         (752,030)
                                                   ------------      ------------      ------------

BALANCE - DECEMBER 31, 2003                             816,927        12,497,250        13,314,177

ADD (DEDUCT)
  Income for year ended
    December 31, 2004                                   224,002         3,834,009         4,058,011
  To reflect changes in partnership capital
    between general and limited partners - net           15,080           (15,080)                -
  Cash distributions for the year ended
    December 31, 2004                                   (62,268)       (1,065,777)       (1,128,045)
                                                   ------------      ------------      ------------

BALANCE - DECEMBER 31, 2004                        $    993,741      $ 15,250,402      $ 16,244,143
                                                   ============      ============      ============

                        See Notes to Financial Statements

                              FIRST WILKOW VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2004, 2003 and 2002

                                                                     2004              2003              2002
                                                                 -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  4,058,011      $  1,099,159      $   (388,901)
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
      Depreciation and amortization                                 1,251,479         1,267,932         1,287,174
      Deferred state income taxes                                           -                 -            (6,000)
      Net gain on disposal of land, building and
        improvements                                                        -           (94,002)                -
      Net loss on disposal of tenant improvements                           -           148,175            65,700
      (Income) loss from partnerships                              (5,056,986)       (1,586,062)          105,735
      Decrease (increase) in operating assets:
        Receivables and prepaid expenses                             (312,833)          357,003          (368,581)
        Deposits                                                      126,439          (215,502)          487,131
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                        (250,034)          174,419            64,877
        Accrued property taxes                                         (4,808)            6,274            39,447
        Security deposits and prepaid rent                            350,223           (77,707)         (263,901)
                                                                 ------------      ------------      ------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                        161,491         1,079,689         1,022,681
                                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in land, building and furniture and equipment         (1,709,278)       (1,156,932)         (667,844)
  Investment in partnerships                                         (697,747)         (378,601)         (883,293)
  Collections of loans receivable                                           -           854,762                 -
  Investments in loans receivable                                           -                 -           (36,038)
  Investment in deferred charges (primarily unamortized
    broker commissions)                                              (408,891)         (328,113)         (415,734)
  Proceeds from sale of real estate, net of selling expenses                -           212,396                 -
  Partnership investment draws                                      7,935,687         1,904,058         1,667,101
  Increase (decrease) in minority interest                            (14,063)          573,248          (810,623)
                                                                 ------------      ------------      ------------
    NET CASH FLOWS FROM INVESTING ACTIVITIES                        5,105,708         1,680,818        (1,146,431)
                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of mortgage notes and notes payable                    (1,223,946)         (235,988)         (227,090)
  Proceeds from mortgage note financing                               346,144           267,090                 -
  Distributions to partners                                        (1,128,045)         (752,030)       (1,076,771)
                                                                 ------------      ------------      ------------
    NET CASH FLOWS FROM FINANCING ACTIVITIES                       (2,005,847)         (720,928)       (1,303,861)
                                                                 ------------      ------------      ------------

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                              3,261,352         2,039,579        (1,427,611)

    CASH AND CASH EQUIVALENTS, BEGINNING OF
      YEAR                                                          6,602,360         4,562,781         5,990,392
                                                                 ------------      ------------      ------------

    CASH AND CASH EQUIVALENTS, END OF YEAR                       $  9,863,712      $  6,602,360      $  4,562,781
                                                                 ============      ============      ============

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

      NATURE OF OPERATIONS - The Partnership owns outright or has participatory ownership interests in real property located throughout the United States for investment purposes. Rental income is derived from leasing to lessees (under operating leases) various types of real estate owned by the Partnership.

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

      DEPRECIATION - Depreciation on buildings, improvements, furniture and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the respective assets as follows:

         PROPERTY                   PRINCIPAL METHODS              USEFUL LIVES
-----------------------------    ----------------------    ------------------------------
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

      RECEIVABLES - The Partnership carries its receivables at cost. On a periodic basis, the Partnership evaluates its receivables and determines if an allowance for doubtful accounts is necessary. This determination is based on a history of past write-offs and collections and current credit conditions. If the Partnership determines an account is uncollectible, the account is written off to bad debt expense. No allowance for doubtful accounts was deemed necessary as of December 31, 2004 and 2003.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES

      A summary of the income or loss from partnership investments included in the accompanying consolidated statements of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                     2004                  2003                 2002
                                                ---------------      ---------------      ---------------
L-C Office Partnership IV                       $   (181,735)        $    (46,441)        $   (172,302)
M & J/Grove Limited Partnership                        6,933              (43,049)               6,328
Rosemont 28 Limited Partnership                            -                    -             (471,697(b)
M & J/Eden Prairie Limited Partnership               213,731(a)                 -(a)                 -(a)
Duke Realty Limited Partnership                       89,727(a)            88,694(a)            87,375(a)
First Candlewick Associates                           48,675(a)            15,400(a)            23,650(a)
Second Wilkow Venture                                 13,888(a)             5,122(a)             4,728(a)
Wilkow/Retail Partners Limited Partnership             1,463(a)               189(a)             1,105(a)
M & J/Louisville, LLC                                 28,125(a)               n/a                  n/a
M & J/LaSalle Associates LP                           25,781(a)               n/a                  n/a
M & J/Mid Oak Limited Partnership                          -                7,284(a)             1,050(a)
Northlake Tower Limited Partnership                        -                    -              (62,399(a)(b)
Arlington LLC                                      3,083,679(b)             7,064              130,123
M & J/NCT Louisville LP                               10,923(a)                 -(a)             6,750(a)
M & J/Prospect Crossing Limited Partnership           29,654              114,706               50,915
Fulcrum, LLC                                         705,884                1,536               15,658
M & J/Clark Street, LLC                                    -(a)                 -(a)            30,582(a)
Yorkshire Plaza Investors, LLC                             -(a)            13,972(a)            29,159(a)
Wilkow/Grove Partners Limited Partnership                  -(a)                81(a)               322(a)
M & J/Battery, LLC                                    58,557(a)            29,813(a)            29,255(a)
M & J/Clarkfair Limited Partnership                  829,699(b)            33,891               80,857
M & J/Westwood Limited Partnership                    43,708                  n/a                  n/a
M & J/Crossroads Limited Partnership                (128,601)                   -               10,365
Metro Equities, Ltd.                                   1,496                  n/a                  n/a
M & J/Bayfair 580, LLC                                62,733(a)         1,244,014(a)            92,441(a)
Centennial FWV, LLC                                  112,666              113,786                    -
                                                ------------         ------------         ------------

                                                $  5,056,986         $  1,586,062         $   (105,735)
                                                ============         ============         ============

(a) Income recognized under the cost method.

(b) Includes gain/loss on disposition of investment.

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

      Year ended December 31, 2004:

                                                                       M & J/
                                                                     PROSPECT
                                                      M & J/          CROSSING      M & J/GROVE        METRO           SHOPS AT
                                     ARLINGTON      CENTENNIAL,       LIMITED         LIMITED         EQUITIES,         CLARK'S
                                        LLC             LLC         PARTNERSHIP     PARTNERSHIP         LTD.           POND LLC
                                    -----------     -----------     -----------     -----------      ----------       -----------
BALANCE SHEET

Real estate - net of accumulated
  depreciation                      $         -     $11,925,289     $10,622,765     $ 8,512,189      $   463,026             $  -
Current assets                          533,626         141,509         772,779         430,153           10,267            9,500
Other assets                                  -         100,412          24,051         194,227           12,300                -
                                    -----------     -----------     -----------     -----------      -----------      -----------

  TOTAL ASSETS                      $   533,626     $12,167,210     $11,419,595     $ 9,136,569      $   485,593      $     9,500
                                    ===========     ===========     ===========     ===========      ===========      ===========

Mortgages payable                      $      -     $10,002,726     $10,987,027     $ 6,239,174      $ 1,757,170           $    -
Other liabilities                             -          14,839         348,928         382,852              700                -
Partners' capital (deficit)             533,626       2,149,645          83,640       2,514,543       (1,272,277)           9,500
                                    -----------     -----------     -----------     -----------      -----------      -----------

  TOTAL LIABILITIES AND
    PARTNERS' CAPITAL (DEFICIT)     $   533,626     $12,167,210     $11,419,595     $ 9,136,569      $   485,593      $     9,500
                                    ===========     ===========     ===========     ===========      ===========      ===========
STATEMENT OF OPERATIONS

Revenue                             $ 2,438,030     $ 1,172,682     $ 1,936,967     $ 1,675,060      $    17,404      $ 1,075,437
Less:
  Operating expenses                    879,459         191,237         704,259         961,599            5,036          916,619
  Other expenses                      1,015,035         604,062         824,921         426,944           10,842          609,009
  Depreciation                          297,307         255,314         277,071         338,316            2,581          187,360
                                    -----------     -----------     -----------     -----------      -----------      -----------

    NET INCOME (LOSS)               $   246,229     $   122,069     $   130,716     $   (51,799)     $    (1,055)     $  (637,551)
                                    ===========     ===========     ===========     ===========      ===========      ===========

                              FIRST WILKOW VENTURE

                         NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

               Year ended December 31, 2002:

                                                                     M & J/
                                                                    PROSPECT
                                                    M & J/          CROSSING        M & J/GROVE        SHOPS AT
                                                  CENTENNIAL,       LIMITED          LIMITED            CLARK'S
                               ARLINGTON LLC         LLC          PARTNERSHIP      PARTNERSHIP         POND LLC
                               -------------     ------------     ------------     ------------      ------------
BALANCE SHEET

Real estate - net of
  accumulated depreciation     $ 17,299,046      $ 12,180,603     $ 10,899,835     $  8,675,906      $ 16,481,481
Current assets                    1,092,684           167,842          823,286          384,366           458,724
Other assets                        359,591           113,096           10,255          194,782           605,384
                               ------------      ------------     ------------     ------------      ------------

  TOTAL ASSETS                 $ 18,751,321      $ 12,461,541     $ 11,733,376     $  9,255,054      $ 17,545,589
                               ============      ============     ============     ============      ============
Mortgages payable              $ 18,019,168      $ 10,128,072     $ 11,141,446     $  6,314,874      $ 15,615,291
Other liabilities                   699,460            13,856          341,372          378,442            15,782
Partners' capital                    32,693         2,319,613          250,558        2,561,738         1,914,516
                               ------------      ------------     ------------     ------------      ------------

  TOTAL LIABILITIES AND
    PARTNERS' CAPITAL          $ 18,751,321      $ 12,461,541     $ 11,733,376     $  9,255,054      $ 17,545,589
                               ============      ============     ============     ============      ============
STATEMENT OF OPERATIONS

Revenue                        $  3,866,476      $  1,248,594     $  1,917,374     $  1,555,574      $  2,849,836
Less:
  Operating expenses              2,052,979           202,638          518,112          955,073           986,203
  Other expenses                  1,442,898           609,642          834,012          430,734         1,379,791
  Depreciation                      371,805           255,314          277,065          331,990           410,141
                               ------------      ------------     ------------     ------------      ------------

  NET INCOME (LOSS)            $     (1,206)     $    181,000     $    288,185     $   (162,223)     $     73,701
                               ============      ============     ============     ============      ============

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      Year ended December 31, 2002:

                                                            M & J/
                                                           PROSPECT
                                              M & J/       CROSSING     M & J/GROVE    SHOPS AT
                                            CENTENNIAL,     LIMITED       LIMITED      CLARK'S
                            ARLINGTON LLC     LLC         PARTNERSHIP   PARTNERSHIP    POND LLC
                            -------------   -----------   -----------   -----------   -----------
BALANCE SHEET
Real estate - net of
  accumulated depreciation  $  17,682,422   $12,435,917   $11,176,171   $ 8,828,460   $16,892,675
Current assets                  1,172,251        50,222       754,887       553,489       282,775
Other assets                      384,374       125,780         6,505       168,957       611,076
                            -------------   -----------   -----------   -----------   -----------
      TOTAL ASSETS          $  19,239,047   $12,611,919   $11,937,563   $ 9,550,906   $17,786,526
                            =============   ===========   ===========   ===========   ===========
Mortgages payable           $  18,162,923   $10,247,800   $11,286,775   $ 6,386,785   $15,736,376
Other liabilities                 661,294         6,144       390,426       364,949        15,782
Partners' capital                 414,830     2,357,975       260,362     2,799,172     2,034,368
                            -------------   -----------   -----------   -----------   -----------
   TOTAL LIABILITIES AND
       PARTNERS' CAPITAL    $  19,239,047   $12,611,919   $11,937,563   $ 9,550,906   $17,786,526
                            =============   ===========   ===========   ===========   ===========
STATEMENT OF OPERATIONS

Revenue                     $   4,114,839   $    44,978   $ 2,126,486   $ 1,778,593   $ 2,802,933
Less:
    Operating expenses          2,052,844         1,057       704,448       921,362       951,416
    Other expenses              1,478,704        40,308       861,986       435,435     1,389,956
    Depreciation                  371,488        10,638       276,748       327,668       411,775
                            -------------   -----------   -----------   -----------   -----------
    NET INCOME (LOSS)       $     211,803   $    (7,025)  $   283,304   $    94,128   $    49,786
                            =============   ===========   ===========   ===========   ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      M & J/WESTWOOD LIMITED PARTNERSHIP

      In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M & J/Westwood Limited Partnership, which owns 48% of The Villas at Monterey Limited Partnership, which owns a 145-unit all suites hotel project in Orlando, Florida. On December 31, 1993, the Partnership acquired an additional 2.19% interest in M & J/Westwood Limited Partnership.

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

      In 2001, The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C. sold the property for $5,985,000 on the installment basis with a promissory note secured by the property. On October 1, 2002, the maker of the note failed to make a scheduled payment, thereby defaulting on the note, and legal action was pursued. In April 2003, a foreclosure action was completed that facilitated the liquidation of the asset through a sale to an unrelated third party. The net proceeds of this sale allowed for the full repayment of the loan receivable that had been outstanding from The Villas at Monterey Limited Partnership and Tango Bay of Orlando, L.C. in 2003.

      DUKE REALTY LIMITED PARTNERSHIP

      On December 2, 1994, the Partnership redeemed its interest in three partnerships for a direct ownership in an operating partnership, Duke Realty Limited Partnership (the "UPREIT"), the sole general partner of which is Duke Realty Corporation, a real estate investment trust ("REIT") listed on the New York Stock Exchange. The redemption resulted in the Partnership owning 50,251 partnership units in the UPREIT, which are convertible on a one-for-one basis to shares of common stock of the REIT. The Partnership's limited partner units are currently pledged as collateral for a revolving credit facility with LaSalle National Bank (see
      Note 11).

      On April 15, 1997, the Partnership converted 25,000 units in Duke Realty Limited Partnership to 25,000 shares of common stock of Duke Realty Corporation, which were subsequently sold in two separate lots of 12,500 shares for $500,044 and $528,168, resulting in gains of $383,419 and $411,543, respectively.

      On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership thus held 50,502 units in Duke Realty Limited Partnership at December 31, 2004.

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

      M & J/GROVE LIMITED PARTNERSHIP

      The Partnership had invested a total of $931,000 to obtain a 21.91% interest in M & J/Grove Limited Partnership ("M & J/Grove"), which owns an office complex in Wheaton, Illinois. As a Class A limited partner, the Partnership is entitled to a cumulative cash flow priority of 8% per annum. On December 31, 1993, the Partnership acquired an additional 1.17% interest in M & J/Grove.

      On July 1, 1996, the Partnership invested an additional $98,100 in M & J/Grove in connection with the purchase of 981 Call Units, increasing its interest in this investment to 27.34%. The Call Unit holders are entitled to a cumulative cash flow priority of 12% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $367,500 of available proceeds. Any proceeds remaining thereafter will be split 25% to the holders of the Call Units and 75% to the General and Class A Limited Partners. The proceeds of the M & J/Grove capital call were primarily used for a mortgage debt restructuring of the Grove Office Park. The original $8,000,000 mortgage was paid off at a discounted amount of $5,600,000 and replaced with a new first mortgage loan in the amount of $5,500,000, bearing interest at the fixed rate of 8.55% per annum for five years. In March 2001, the loan was refinanced. The property is encumbered with a mortgage loan of $6,500,000, bearing interest at 6.6875% and maturing in April 2011.

      L-C OFFICE PARTNERSHIP IV

      Prior to December 31, 1993, the Partnership had a 73.34% ownership interest in L-C Office Partnership IV Limited Partnership ("L-C Office Partnership IV"), which holds a 94% interest in Lake Cook Office Development - Building Four Limited Partnership ("Lake-Cook IV"), which has a 57.915% interest in DFA Limited Partnership, which has a 99% interest in M & J/Dover Limited Partnership, which owns Dover Farms Apartments, a 300-unit apartment complex located in a suburb of Cleveland, Ohio.

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

      On December 18, 2002, M & J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner. At this time, the partnership's name was changed to Dover

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      Farms, LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms, LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

      M & J/MID OAK LIMITED PARTNERSHIP

      On August 26, 1997, the Partnership invested $70,000 to obtain a 35% interest in M & J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owned Mid Oak Plaza Shopping Center located in Midlothian, Illinois. Mid Oak Plaza Shopping Center was sold on November 26, 2002, for a purchase price of $6,025,000. M & J/Mid Oak Limited Partnership received a liquidating distribution in the amount of $192,000, which resulted in a gain on disposition of $77,284 in 2003.

      M & J/EDEN PRAIRIE LIMITED PARTNERSHIP

      On April 10, 1998, the Partnership invested $64,000 to obtain a 26.44% ownership in M & J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC, which acquired a 70,689 square foot shopping center in Eden Prairie, Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Partnership's interest to 42.98%. On February 24, 2004, the shopping center was sold for $13,000,000. M & J/Eden Prairie Limited Partnership received a distribution related to the sale in March 2004.

      M & J/NCT LOUISVILLE LP

      On September 29, 1999, the Partnership invested $300,000 to obtain a 23.47% interest in M & J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky. The property is encumbered with a mortgage loan of $67,000,000, bearing interest at a variable rate and maturing in March 2007.

      M & J/LOUISVILLE, LLC

      On May 28, 2003, the Partnership invested $250,000 to obtain an 11.26% interest in M & J/Louisville LLC, which has a 33% interest in NW Acquisition Company LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky.

      ARLINGTON LLC

      On September 29, 1999, the Partnership converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois. On August 26, 2004, Annex of Arlington Heights was sold for $27,200,000. Arlington LLC received a distribution related to the sale in September 2004.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      M & J/PROSPECT CROSSING LIMITED PARTNERSHIP

      On February 24, 2000, the Partnership invested $530,000 to obtain an 11.21% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

      M & J/Retail Limited Partnership also holds a 10.58% interest in M & J/Prospect Crossing Limited Partnership (see Page 37).

      M & J/CLARK STREET, LLC

      On August 14, 2000, the Partnership invested $577,000 to obtain a 17.48% interest in M & J/Clark Street, LLC, which has a 20.00% interest in 20 South Clark Street, LLC, which owns 20 South Clark, an office building located in Chicago, Illinois. The property is encumbered with a mortgage of $19,905,000, bearing interest at 7.00% and maturing in August 2010.

      M & J/BATTERY, LLC

      On May 31, 2001, the Partnership invested $300,000 to obtain a 15.79% interest in M & J/Battery, LLC, which has a 14.50% interest in 600 Battery Street, LLC, which owns 600 Battery Street, an office building in San Francisco, California. The property is encumbered with a mortgage of $26,100,000, bearing interest at 7.625% and maturing in May 2011.

      CENTENNIAL FWC, LLC

      On December 17, 2002, the Partnership invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia. The property is encumbered with a mortgage of $13,000,000, bearing interest at 5.90% and maturing in January 2013.

      METRO EQUITIES, LTD.

      On December 3, 2004, the Partnership invested $373,000 to acquire 373 Call Units representing a 65.60% interest in Metro Equities, Ltd., which owns an 8.83% undivided interest in Walnut Creek Retail & Storage Center located in Walnut Creek, California. The Call Unit holders are entitled to a cumulative cash flow priority of 12.50% per annum. Upon sale or refinancing, the Call Unit holders will receive the first $373,000 of available net proceeds pro rata. Any proceeds remaining thereafter will be split 75% to the holders of the Call Units and 25% to the General and Class A Limited Partners.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      M & J/2121 K STREET, LLC

      On July 29, 2004, the Partnership invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which has a 22% interest in 2121 K Street, LLC, which owns 2121 K Street, an office building located in Washington, D.C. The Partnership is also obligated to subscribe to a like number of Call Units in the event that a proposed development of Expansion Space takes place. The cost of a Call Unit shall not exceed $400 per unit. The property is encumbered with a mortgage of $38,850,000, bearing interest at 4.97% and maturing in July 2007.

      CONSOLIDATED PARTNERSHIPS

      209 WEST JACKSON LLC

      On August 24, 1995, the Partnership acquired a 59.44% undivided interest in 209 West Jackson, a 142,996 square foot office building located in downtown Chicago, in exchange for its 57.67% undivided interest in Ramada Inn & Suites. The 209 West Jackson building was subject to a first mortgage of $10,000,000 and an additional $5,661,000 note secured by the first mortgage.

      On October 22, 1999, both the ownership and the debt were restructured. The Partnership and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Partnership's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. Through a partial pay down of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, GE Capital Corporation, the property's debt was reduced to $10,000,000 and separated into two notes, the first note for $8,600,000 and the second note for $1,400,000.

      On November 1, 2004, the property was refinanced with a new floating rate loan from GE Capital Corporation. As part of the refinancing, 209 West Jackson LLC was required to contribute new capital in the amount of $1,000,000. A capital call was required for $850,000, of which the Partnership's share was $603,500. The loan was funded in the amount of $8,660,000 initially and carries an additional facility of $3,270,000 to fund capital improvements and leasing costs. The note matures on November 1, 2007.

      The financial position and results of operations of this company are included in the accompanying consolidated financial statements.

      M & J/RETAIL LIMITED PARTNERSHIP

      The Partnership had invested a total of $3,995,000 to obtain a 56.27% limited partnership interest in M & J/Retail Limited Partnership ("M & J/Retail"), which owns seven partnership interests. The Partnership is entitled to a 9% cumulative cash flow priority on invested capital. On December 31, 1993, the Partnership acquired an additional 0.70% interest in M & J/Retail. On July 1, 1995, the Partnership sold 4.22% of its limited partnership interest in M & J/Retail to an unrelated party for $314,800 and recognized a gain of $137,245.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      On October 27, 1995, M & J/Retail invested a total of $297,000 to acquire a 46.41% Class A interest in M & J/Crossroads Limited Partnership. The balance of $303,000 of the total $600,000 required capital for Class A investors was also financed by M & J/Retail.

      In 1998, M & J/Retail invested $415,000 to acquire a 70.90% investment in M & J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC was the sole owner of two limited liability companies, namely Marketfair North LLC and Shops at Clark's Pond LLC, which were formed to acquire the following described properties:

      Marketfair North - a 136,989 square foot shopping center in Clay, New York Shops at Clark's Pond - a 208,325 square foot shopping center in South Portland, Maine

      On May 31, 2000, Clarkfair LLC distributed to its members its interest in Shops at Clark's Pond LLC, leaving only an investment in Marketfair North LLC. As a result of this transaction, M & J/Clarkfair Limited Partnership received a 33.50% interest in Shops at Clark's Pond LLC. M & J/Retail also invested $1,133,750 to obtain a 53.13% interest in Fulcrum, LLC, which has a 65.65% interest in Shops at Clark's Pond LLC. On June 11, 2004, the property owned by Shops at Clark's Pond LLC was sold for $20,050,000.

      On September 29, 1999, M & J/Retail invested a total of $350,000 to obtain an 8.75% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois. On August 26, 2004, Annex of Arlington Heights was sold for $27,200,000.

      On February 24, 2000, M & J/Retail invested $500,000 to obtain a 10.58% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. The property is encumbered with two mortgages. The first mortgage of $10,350,000 bears interest at 7.25% and matures in January 2008. The second mortgage of $1,500,000 bears interest at 8% and matures in March 2008.

      On April 10, 2000, M & J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. The property is encumbered with a mortgage of $18,680,000, bearing interest at 8.31% and maturing May 2005.

      On June 6, 2001, M & J/Retail invested $371,000 to obtain an 11.24% interest in M & J/Bayfair 580, LLC, which has a 99.00% interest in Bayfair 580, LLC, which owns Bayfair Mall, a shopping center in San Leandro, California. On September 29, 2003, Bayfair Mall was sold for $37,000,000. M & J/Retail received distributions related to the sale in October 2003 and July 2004.

      The financial position and results of operations of this partnership are included in the accompanying consolidated financial statements.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2004:

                                                    M & J/
                                     209 WEST    RETAIL LIMITED
                                   JACKSON LLC    PARTNERSHIP
                                   -----------   --------------
BALANCE SHEET

Real estate - net of
   accumulated depreciation        $11,559,514    $         -
Current assets                          90,290      2,311,898
Other assets                         2,086,273         30,000
                                   -----------    -----------
  TOTAL ASSETS                     $13,736,077    $ 2,341,898
                                   ===========    ===========
Mortgages payable                  $ 8,660,000    $         -
Other long-term payables                     -              -
Current liabilities                  1,028,304         37,830
Minority interest                    1,173,854      1,963,524
Partners' capital                    2,873,919        340,544
                                   -----------    -----------
 TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                       $13,736,077    $ 2,341,898
                                   ===========    ===========
STATEMENT OF OPERATIONS

Revenue                            $ 3,568,601    $ 2,099,654
Less:
   Operating expenses                1,822,259         16,489
   Other expenses                      815,096         14,240
   Depreciation and amortization       391,539              -
   Minority interest                   156,515        977,640
                                   -----------    -----------
   NET INCOME                      $   383,192    $ 1,091,285
                                   ===========    ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2004:

                                                           M & J/
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
                                        ===========      ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)   INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

      The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2004:

                                                            M & J/
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
                                        ===========      ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(3)   LOANS RECEIVABLE

                                                                                              DECEMBER 31,
                                                                                      --------------------------
                                                                                         2004            2003
                                                                                      ----------      ----------
L-C Office Partnership IV - Unsecured promissory note bearing interest at 2%
over prime issued in connection with the Dover Farms Apartments located in North
Royalton, Ohio. The note is due on demand or, if demand is not sooner made, on
December 31, 2005                                                                     $   71,872      $   71,872

Lake Cook Office Development - Building Four Limited Partnership - Unsecured
promissory note bearing interest at 2% over prime issued in connection with the
Dover Farms Apartments located in North Royalton, Ohio. The note is due on
demand or, if demand is not sooner made, on December 31, 2005                             15,091          15,091
                                                                                      ----------      ----------
                                                                                      $   86,963      $   86,963
                                                                                      ==========      ==========

(4)   RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R ("FIN No. 46R"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine whether the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective in 2004 for any of the Partnership's unconsolidated real estate investments that may qualify as a VIE created after January 1, 2004. The Partnership has determined that none of these investments will need to be consolidated for 2004. For investments created before January 1, 2004, the provisions are effective at the beginning of the Partnership's 2005 fiscal year. The Partnership is currently assessing these investments to determine the impact of any potential consolidation requirements in applying FIN No. 46R.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(5)   MORTGAGE NOTES PAYABLE

      The mortgage notes payable as of December 31, 2004, consist of:


                                                             OUTSTANDING
                                   ORIGINAL                 BALANCE AS OF      PRINCIPAL PAYMENTS DURING YEAR ENDED DECEMBER 31,
                                  PRINCIPAL      MONTHLY     DECEMBER 31,  ---------------------------------------------------------
                                    AMOUNT       PAYMENTS       2004          2005          2006        2007          2008     2009
                                 -----------   -----------  -------------  -----------   -----------  ----------  -----------  ----
180 North Michigan,
   7.13% due monthly
   to August 1, 2008 (a)         $ 7,300,000   $    49,206   $ 6,794,404   $   102,131   $   109,764  $  118,691  $ 6,463,818  $  -

Naperville Office Court,
   7.13% due monthly
   to July 1, 2008 (b)             4,500,000        30,337     4,184,035        63,276        68,005      73,088    3,979,666     -

209 West Jackson,
   variable interest due
   October 1, 2007 (c)             8,660,000             -     8,660,000             -             -   8,660,000            -     -
                                                             -----------   -----------   -----------  ----------  -----------  ----
     Total outstanding mortgage
        note balance                                         $19,638,439   $   165,407   $   177,769  $8,851,779  $10,443,484  $  -
                                                             ===========   ===========   ===========  ==========  ===========  ====


(a)   A balloon payment of $6,283,329 will be due August 1, 2008.

(b)   A balloon payment of $3,946,123 will be due July 1, 2008.

(c) A balloon payment of the balance outstanding will be due October 1, 2007. The principal amount of $8,660,000 carries an additional facility for $3,270,000. As of December 31, 2004, no amounts have been drawn on the additional facility.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(6)   RELATED PARTY TRANSACTIONS

      MANAGEMENT AND OTHER FEES - Management, leasing and consulting fees paid to M & J Wilkow, Ltd. and M & J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 2004, 2003 and 2002, were $1,274,331, $1,316,276 and $1,120,178, respectively. These fees related to a portfolio encompassing approximately 435,000 square feet.

      As of December 31, 2004 and 2003, $11,612 and $0, respectively, are owed to M & J Wilkow, Ltd. for management, leasing and consulting fees.

      PROFESSIONAL FEES - Professional fees paid during the years ended December 31, 2004, 2003 and 2002, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $38,000, $41,000 and $38,600, respectively. For the years ended December 31, 2004, 2003 and 2002, $84,883, $91,275 and $90,184,
      respectively, were paid to M & J Wilkow, Ltd. for administrative services.

      INVESTMENTS IN PARTNERSHIPS - The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

      RENTAL INCOME - Rental income received from M & J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $293,474, $283,870 and $283,857 for the years ended December 31, 2004,
      2003 and 2002, respectively, under a lease for office space.

(7)   RENTALS RECEIVABLE UNDER OPERATING LEASES

      Future minimum rentals receivable by the Partnership on noncancelable operating leases as of December 31, 2004, are as follows:

Years Ending December 31,
-------------------------
   2005                                        $   6,403,400
   2006                                            4,982,854
   2007                                            4,438,464
   2008                                            4,019,737
   2009                                            3,284,376
   Thereafter                                      5,102,887
                                               -------------
     Total future minimum rentals receivable   $  28,231,718
                                               =============

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(8)   DEFERRED CHARGES

      Deferred mortgage costs were incurred in connection with obtaining the mortgages payable and are amortized over the lives of the loans. Deferred leasing commissions are amortized over the terms of related tenant leases ranging from 1 to 10 years. Syndication costs were incurred in connection with the formation of M & J/Retail Limited Partnership and are carried at cost.

      Deferred charges as of December 31, 2004, consist of the following:

                               DEFERRED        DEFERRED
                               MORTGAGE         LEASING        SYNDICATION
                                COSTS         COMMISSIONS         COSTS           TOTAL
                             -----------      -----------      -----------     -----------
Original cost                $   276,394      $ 2,073,349      $    25,000     $ 2,374,743
Accumulated amortization        (182,089)        (847,003)               -      (1,029,092)
                             -----------      -----------      -----------     -----------
                             $    94,305      $ 1,226,346      $    25,000     $ 1,345,651
                             ===========      ===========      ===========     ===========


      Deferred charges as of December 31, 2003, consist of the following:

                              DEFERRED         DEFERRED
                              MORTGAGE          LEASING        SYNDICATION
                               COSTS          COMMISSIONS         COSTS           TOTAL
                             -----------      -----------      -----------     -----------
Original cost                $   267,994      $ 2,061,598      $    25,000     $ 2,354,592
Accumulated amortization        (152,656)      (1,005,230)               -      (1,157,886)
                             -----------      -----------      -----------     -----------
                             $   115,338      $ 1,056,368      $    25,000     $ 1,196,706
                             ===========      ===========      ===========     ===========

      The total amortization expense recognized for the years ended December 31, 2004, 2003 and 2002, is $259,946, $287,235 and $227,411, respectively.
      Estimated amortization expense for the next five years will vary depending on the amount of deferred charges outstanding but is expected to be similar to the 2004 amount.

(9)   PARTNERS' CAPITAL

      As of December 31, 2004, general partner units totaled 9,445 units and the general partners also beneficially owned 4,472 limited partner units.

      As of December 31, 2003, general partner units totaled 9,329 units and the general partners also beneficially owned 4,340 limited partner units.

      As of December 31, 2002, general partner units totaled 9,199 units and the general partners also beneficially owned 4,340 limited partner units.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(10)  CASH FLOW DISCLOSURES

      The following is a summary of supplemental cash flow information:

                                                      YEARS ENDED DECEMBER 31,
                                              ----------------------------------------
                                                  2004          2003          2002
                                              ------------  -----------  -------------
Interest paid during the year                 $  1,552,783  $ 1,631,888  $   1,656,185
                                              ============  ===========  =============
Noncash investing and financing activities:

   Proceeds from the sale of real estate
     and escrow deposits used to retire
     debt                                     $          -  $   385,368  $           -
                                              ============  ===========  =============
   Refinancing                                $  8,369,032  $         -  $           -
                                              ============  ===========  =============
   Write-off of fully depreciated fixed
     assets                                   $    340,024  $         -  $      52,964
                                              ============  ===========  =============

(11)  COMMITMENTS AND CONTINGENCIES

      As of December 31, 2004, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 2). The facility, due September 1, 2005, pays interest at the prime rate. Maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership (see Note 2). As of December 31, 2004, there are no amounts outstanding under this facility.

      As of December 31, 2004 and 2003, the Partnership, through its investment in M & J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit relating to Marketfair North, of which M & J/Retail Limited Partnership is an equity holder.

(12)  SUBSEQUENT EVENTS

      In January 2005, the Partnership made a distribution in the amount of $1,041,978, or $6.10 per unit.

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

The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

     NAME               POSITION        AGE    OTHER POSITIONS    RELATION TO OTHER OFFICER
----------------     ---------------    ---    ---------------    -------------------------
Marc R. Wilkow       General Partner    55     General Counsel    Brother of Clifton J. Wilkow
Clifton J. Wilkow    General Partner    52     None               Brother of Marc R. Wilkow

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

                                    PART III

ITEM 11 - EXECUTIVE COMPENSATION

The general partners do not receive any remuneration or other special benefit directly from the Registrant; however, Marc R. and Clifton J. Wilkow are owners and shareholders of M & J Wilkow, Ltd., which receives management, leasing, consulting and brokerage fees from each of the operating properties and/or partnerships. In addition, the Registrant pays M & J Wilkow, Ltd. an asset management fee. M & J Wilkow, Ltd. receives accounting and tax return preparation fees based upon hourly service. Wilkow & Wilkow, P.C. also receives a retainer for services rendered as general counsel to the Registrant and legal fees on an hourly rate basis for professional services rendered beyond the scope of the services contemplated by the retainer fee. Also see "ITEM 1: Business Organization" for further information.

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

      The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) as of December 31, 2004:

                                        AMOUNT BENEFICIALLY OWNED   % OF OWNED
                                        -------------------------   ----------
General Partnership Units                        9,445                5.53%

Units of Limited Partnership Interest            4,472                2.62%

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

                                    PART III

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management, leasing and consulting fees paid to M & J Wilkow, Ltd. and M & J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 2004, 2003 and 2002, were $1,274,331, $1,316,276 and $1,120,178, respectively (see Note 6 to
Consolidated Financial Statements).

Professional fees paid during the years ended December 31, 2004, 2003 and 2002, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $38,000, $41,000 and $38,600, respectively.

Professional fees paid during the years ended December 31, 2004, 2003 and 2002, to M & J Wilkow, Ltd. were $84,883, $91,275 and $90,184, respectively.

The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Registrant also has ownership interests.

                                     PART IV

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to Philip Rootberg & Company, LLP, whose name changed to Mayer Hoffman McCann P.C. on October 1, 2003, for 2004 and 2003 were $64,635 and $68,813, respectively, including fees associated with the reviews of the Registrant's quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

There were no audit-related fees paid to the Registrant's principal accountants during 2004 and 2003.

TAX FEES

Tax fees paid to CBIZ Rootberg Business Services, Inc., whose name changed to CBIZ Accounting, Tax & Advisory Services of Chicago, Inc. on October 1, 2003, in 2004 and 2003 were $40,700 and $38,317, respectively. Tax services rendered to the Registrant primarily include federal and state tax return preparation services and consultations on tax matters.

ALL OTHER FEES

Fees related to the evaluation of software of $2,400 were paid to CBIZ Rootberg Business Services, Inc. in 2004. There were no other fees paid to the Registrant's principal accountants in 2003.

                                     PART IV

ITEM 16- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.    The Index to Consolidated Financial Statements is set forth on Page
            19

      2.    Financial Statement Schedules:

                                                                 Page
                                                                 ----
Report of Independent Registered Public Accounting Firm           20

Schedule II - Valuation and Qualifying Accounts and Reserves,
Years Ended December 31, 2004, 2003 and 2002                      53

Schedule III - Real Estate and Accumulated Depreciation,
Year Ended December 31, 2004                                      54

Notes to Schedule III                                             56

            Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

      3.    Exhibits: See Index to Exhibits on Page 65

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2004.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2004, 2003 and 2002

                                            COLUMN A       COLUMN B    COLUMN C    COLUMN D      COLUMN E
                                          -------------   ----------   --------   ----------   -------------
                                          BALANCE AS OF   CHARGED TO                             ADDITIONS
                                            BEGINNING      PROFIT OR                           BALANCE AS OF
                                             OF YEAR        INCOME      OTHER     DEDUCTIONS   CLOSE OF YEAR
                                          -------------   ----------   --------   ----------   -------------
YEAR ENDED DECEMBER 31, 2004

   Reserve for bad debts                  $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
   Reserve for losses on loans            $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
   Reserve for valuation of investments   $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
YEAR ENDED DECEMBER 31, 2003

   Reserve for bad debts                  $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
   Reserve for losses on loans            $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
   Reserve for valuation of investments   $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
YEAR ENDED DECEMBER 31, 2002

   Reserve for bad debts                  $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
   Reserve for losses on loans            $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============
   Reserve for valuation of investments   $           -   $        -   $      -   $        -   $           -
                                          =============   ==========   ========   ==========   =============

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

                                                                                                   COST CAPITALIZED
                                                                  INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION
                                                                ----------------------------   --------------------------
                                                                               BUILDINGS AND                    CARRYING
                              DESCRIPTION        ENCUMBRANCES       LAND       IMPROVEMENTS    IMPROVEMENTS       COST
                           -------------------   ------------   ------------   -------------   -------------   ----------
Naperville Office Court,
   Naperville, Illinois    Office Building       $  4,184,035   $  1,796,459   $   3,321,535   $   2,410,680   $        -

180 North Michigan,
   Chicago, Illinois       Office Building          6,794,404      1,061,120       6,550,000       8,836,132            -

209 West Jackson,
   Chicago, Illinois       Office Building (A)      8,660,000      1,172,490      10,552,406       1,381,288            -
                                                 ------------   ------------   -------------   -------------   ----------

     Total                                       $ 19,638,439   $  4,030,069   $  20,423,941   $  12,628,100   $        -
                                                 ============   ============   =============   =============   ==========

See Notes 1, 2 and 3 accompanying Schedule III.

(A) Owned by 209 West Jackson LLC; 71%-owned subsidiary of First Wilkow Venture.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

December 31, 2004

                             GROSS AMOUNT AT WHICH CARRIED AS OF
                                       DECEMBER 31, 2004
                          ------------------------------------------                                             LIFE ON WHICH
                                        BUILDINGS AND                  ACCUMULATED       DATE OF         DATE     DEPRECIATION
                              LAND      IMPROVEMENTS       TOTAL      DEPRECIATION    CONSTRUCTION     ACQUIRED   IS COMPUTED
                          ------------  -------------  -------------  ------------  -----------------  --------  -------------
Naperville Office Court,
   Naperville, Illinois   $  1,796,459  $   5,732,215  $   7,528,674  $  3,196,868        1980           1986      25 Years

180 North Michigan,
   Chicago, Illinois         1,061,120     15,386,132     16,447,252     9,598,491        1926           1968      35 Years
                                                                                    Renovated in 1967

209 West Jackson,
   Chicago, Illinois         1,172,490     11,933,694     13,106,184     1,546,668        1898           1999      40 Years
                                                                                    Renovated in 1989
                          ------------  -------------  -------------  ------------
     Total                $  4,030,069  $  33,052,041  $  37,082,110  $ 14,342,027
                          ============  =============  =============  ============

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2004, 2003 and 2002

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2004, 2003 and 2002

                             BALANCE AS OF      ADDITIONS                    BALANCE AS OF
                           DECEMBER 31, 2003     AT COST     RETIREMENTS   DECEMBER 31, 2004
                           -----------------   -----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois    $       5,494,605   $   240,317   $     2,707   $       5,732,215

180 North Michigan,
   Chicago, Illinois              14,355,420     1,344,542       313,830          15,386,132

209 West Jackson,
   Chicago, Illinois              11,809,274       124,420             -          11,933,694
                           -----------------   -----------   -----------   -----------------
     Total                 $      31,659,299   $ 1,709,279   $   316,537   $      33,052,041
                           =================   ===========   ===========   =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2004, 2003 and 2002

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2004, 2003 and 2002

                                  BALANCE AS OF      ADDITIONS                    BALANCE AS OF
                                DECEMBER 31, 2002     AT COST     RETIREMENTS   DECEMBER 31, 2003
                                -----------------   -----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois         $       5,462,164   $    32,441   $         -   $       5,494,605

180 North Michigan,
   Chicago, Illinois                   13,822,176       533,244             -          14,355,420

209 West Jackson,
   Chicago, Illinois                   11,462,796       346,478             -          11,809,274

One Strip Shopping Center:
   Evergreen Commons,
     Evergreen Park, Illinois             710,902             -       710,902                   -
                                -----------------   -----------   -----------   -----------------
     Total                      $      31,458,038   $   912,163   $   710,902   $      31,659,299
                                =================   ===========   ===========   =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2004, 2003 and 2002

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2004, 2003 and 2002

                                BALANCE AS OF    ADDITIONS                BALANCE AS OF
                              DECEMBER 31, 2001   AT COST   RETIREMENTS  DECEMBER 31, 2002
                              -----------------  ---------  -----------  -----------------
Naperville Office Court,
  Naperville, Illinois        $       5,392,533  $ 135,905  $    66,274  $       5,462,164

180 North Michigan,
  Chicago, Illinois                  13,529,782    450,361      157,967         13,822,176

209 West Jackson,
  Chicago, Illinois                  11,399,152     63,644            -         11,462,796

One Strip Shopping Center:
  Evergreen Commons,
    Evergreen Park, Illinois            692,968     17,934            -            710,902

                              -----------------  ---------  -----------  -----------------

    Total                     $      31,014,435  $ 667,844  $   224,241  $      31,458,038
                              =================  =========  ===========  =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2004, 2003 and 2002

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2004, 2003 and 2002

                          DECEMBER 31, 2003    AT COST    RETIREMENTS  DECEMBER 31, 2004
                          -----------------  -----------  -----------  -----------------
Naperville Office Court,
  Naperville, Illinois    $       2,953,490  $   246,084  $     2,706  $       3,196,868

180 North Michigan,
  Chicago, Illinois               9,501,024      411,296      313,829          9,598,491

209 West Jackson,
  Chicago, Illinois               1,213,832      332,836            -          1,546,668

                          -----------------  -----------  -----------  -----------------

    Total                 $      13,668,346  $   990,216  $   316,535  $      14,342,027
                          =================  ===========  ===========  =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2004, 2003 and 2002

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2004, 2003 and 2002

                                BALANCE AS OF    ADDITIONS                 BALANCE AS OF
                              DECEMBER 31, 2002   AT COST   RETIREMENTS  DECEMBER 31, 2003
                              -----------------  ---------  -----------  -----------------
Naperville Office Court,
  Naperville, Illinois        $       2,724,141  $ 237,383  $     8,034  $       2,953,490

180 North Michigan,
  Chicago, Illinois                   9,165,386    419,162       83,524          9,501,024

209 West Jackson,
  Chicago, Illinois                     898,590    315,258           16          1,213,832

One Strip Shopping Center:
  Evergreen Commons,
    Evergreen Park, Illinois            242,470      8,894      251,364                  -
                              -----------------  ---------  -----------  -----------------

    Total                     $      13,030,587  $ 980,697  $   342,938  $      13,668,346
                              =================  =========  ===========  =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2004, 2003 and 2002

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2004, 2003 and 2002

                                BALANCE AS OF    ADDITIONS                   BALANCE AS OF
                              DECEMBER 31, 2001   AT COST    RETIREMENTS   DECEMBER 31, 2002
                              -----------------  ----------  ------------  -----------------
Naperville Office Court,
  Naperville, Illinois        $       2,549,015  $  231,547  $     56,421  $       2,724,141

180 North Michigan,
  Chicago, Illinois                   8,747,907     519,598       102,119          9,165,386

209 West Jackson,
  Chicago, Illinois                     609,451     289,139             -            898,590

One Strip Shopping Center:
  Evergreen Commons,
    Evergreen Park, Illinois            224,698      17,772             -            242,470

                              -----------------  ----------  ------------  -----------------
    Total                     $      12,131,071  $1,058,056  $    158,540  $      13,030,587
                              =================  ==========  ============  =================

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

December 31, 2004, 2003 and 2002

            BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES

                                         BUILDINGS AND
                              LAND      IMPROVEMENTS (A)
                           -----------  ----------------
FIRST WILKOW VENTURE
  180 North Michigan       $ 1,080,374  $      5,943,475
  Naperville Office Court      301,349         1,802,212
                           -----------  ----------------
    SUBTOTAL                 1,381,723         7,745,687

SUBSIDIARIES
  209 West Jackson           1,581,844         7,368,874

                           -----------  ----------------
    TOTAL CONSOLIDATED     $ 2,963,567  $     15,114,561
                           ===========  ================

(A) Net of accumulated depreciation

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

                                       FIRST WILKOW VENTURE

                                       By: Marc R. Wilkow
                                           -------------------------------------
                                           Marc R. Wilkow, General Partner and
                                           President of M & J Wilkow, Ltd., its
                                           Managing Agent

DATED: March 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 26, 2005.

                                      By: Clifton J. Wilkow
                                          -------------------------------------
                                          Clifton J. Wilkow, General Partner and
                                          Executive Vice President of
                                          M & J Wilkow, Ltd.

                                      By: Peter Boelke
                                          -------------------------------------
                                          Peter Boelke, Senior Vice President of
                                          M & J Wilkow, Ltd.

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