Form 10-Q
period 2005-03-31
FIRST WILKOW VENTURE
filed 2005-05-13
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2005

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from_______to_______.

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
                           CONSOLIDATED BALANCE SHEET

                                                              March 31,
                                                                2005          December 31,
                                                             (Unaudited)         2004
                                                             -----------      -----------
                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                              $ 4,030,069      $ 4,030,069
           Buildings and Improvements                         33,397,828       33,052,041
           Fixtures and Equipment                                 23,511           23,511
                                                             -----------      -----------
                        Total                                 37,451,408       37,105,621
           Less-Accumulated Depreciation                      14,615,819       14,360,780
                                                             -----------      -----------
                        Net Real Estate                       22,835,589       22,744,841
Investments in Real Estate Partnerships                        5,014,652        5,060,888
                                                             -----------      -----------
                        Total                                 27,850,241       27,805,729
                                                             -----------      -----------

LOANS RECEIVABLE                                                  86,963           86,963
                                                             -----------      -----------

OTHER ASSETS
           Cash and Cash Equivalents                           7,825,175        9,863,712
           Certificates of Deposit - Restricted                  250,000          250,000
           Receivables and Prepaid Expenses                    1,115,079        1,193,922
           Deposits                                              699,374          893,892
           Deferred Charges                                    1,303,648        1,345,651
                                                             -----------      -----------
                        Total                                 11,193,276       13,547,177
                                                             -----------      -----------

                        TOTAL ASSETS                         $39,130,480      $41,439,869
                                                             ===========      ===========

            LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                            $19,595,257      $19,638,439
                                                             -----------      -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                 216,249           95,758
           Accrued Property Taxes                              1,038,194        1,297,188
           Deferred State Income Taxes                           170,000          170,000
           Security Deposits and Prepaid Rent                    605,010          856,963
                                                             -----------      -----------
                        Total                                  2,029,453        2,419,909
                                                             -----------      -----------

MINORITY INTEREST                                              2,104,293        3,137,378
                                                             -----------      -----------

PARTNERS' CAPITAL (170,916 units authorized and issued)       15,401,477       16,244,143
                                                             -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL           $39,130,480      $41,439,869
                                                             ===========      ===========

Note: Balance Sheet at 12/31/04 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                       -----------------------------
                                                                           2005               2004
                                                                       -----------       -----------
REVENUES
         Rental Income                                                 $ 1,946,744       $ 2,332,733
         Interest Income                                                    47,815            19,633
         Gain on disposal of real estate and other revenue                   5,864           100,727
                                                                       -----------       -----------
                                                                         2,000,423         2,453,093
                                                                       -----------       -----------

PARTNERSHIP INVESTMENTS' INCOME
         Share of Net Income                                                60,643           329,033
                                                                       -----------       -----------

EXPENSES
         Operating Expenses                                                877,229           982,528
         Real Estate Taxes                                                 308,052           328,924
         Depreciation and Amortization                                     320,922           340,845
         Interest Expense                                                  322,295           402,927
         General and Administrative                                         11,482            14,150
                                                                       -----------       -----------
                                                                         1,839,980         2,069,374
                                                                       -----------       -----------

INCOME BEFORE MINORITY INTEREST                                            221,086           712,752

MINORITY INTEREST IN
         SUBSIDIARIES' NET INCOME                                          (21,161)         (116,714)
                                                                       -----------       -----------

NET INCOME                                                             $   199,925       $   596,038
                                                                       ===========       ===========

UNITS USED TO COMPUTE PER UNIT AMOUNTS                                     170,916           170,916

NET INCOME PER UNIT                                                    $      1.17       $      3.49
                                                                       ===========       ===========

DISTRIBUTION PER UNIT                                                  $      6.10       $      1.10
                                                                       ===========       ===========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2005               2004
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                          $   199,925       $   596,038

Noncash Items Included in Net Income:

             Depreciation and Amortization                              320,922           340,845
             Income allocated to minority interests                      21,161           116,714
             Share of Partnership Investments' Net Income               (60,643)         (329,033)
             Decrease (Increase) in operating assets:
                        Receivables and Prepaid Expenses                 78,843           (34,520)
                        Deposits                                        194,518           209,210
             (Decrease) Increase in operating liabilities:
                        Accounts Payable and Accrued Expenses           120,491          (129,658)
                        Accrued Property Taxes                         (258,994)         (242,846)
                        Security Deposits and Prepaid Rent             (251,953)           50,952
                                                                    -----------       -----------

Net Cash Provided by Operating Activities                               364,270           577,702
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

             Partnership Investment Draws                               106,879           714,815
             Investment in Land and Buildings                          (345,787)         (663,610)
             Decrease in Minority Interest                           (1,054,246)          (43,390)
             Investment in Deferred Charges                             (23,880)          (49,593)
                                                                    -----------       -----------

Net Cash Provided by Investing Activities                            (1,317,034)          (41,778)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

             Cash Distribution to Partners                           (1,042,591)         (188,010)
             Proceeds from Mortgage Financing                                 0            55,176
             Mortgage Principal Payments                                (43,182)          (60,057)
                                                                    -----------       -----------

Net Cash Used by Financing Activities                                (1,085,773)         (192,891)
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,038,537)          343,033

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       9,863,712         6,602,360
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 7,825,175       $ 6,945,393
                                                                    ===========       ===========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                 MARCH 31, 2005

Overview

      Reference is made to the Registrant's annual report for the year ended December 31, 2004, for a discussion of the Registrant's business.

      On January 6, 2005, the Registrant made a distribution to its partners in the amount of $1,042,588, or $6.10 per unit.

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

      In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine whether the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In connection with any of the Registrant's unconsolidated real estate investments that may qualify as a VIE, provisions of this interpretation are effective at the BEGINNING of the Registrant's fiscal year beginning January 1, 2005. The Registrant has determined that it is not the "primary beneficiary", as defined by FIN No. 46R with respect to any of its unconsolidated real estate investments.

      Reference is made to the Registrant's annual report for the year ended December 31, 2004, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 - Subsequent Events

      On April 10, 2005, the Registrant made a distribution to its partners in the amount of $1,068,225, or $6.25 per unit, based on 170,916 units outstanding as of March 31, 2005.

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended March 31, 2005 and 2004.

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

                                           FIRST WILKOW VENTURE

                                           By: Marc R. Wilkow
                                              --------------------------------
                                           Marc R. Wilkow, General Partner and
                                           President of M&J Wilkow, Ltd., its
                                           Managing Agent

DATED: May 13, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 13, 2005.

                                         By: Clifton J. Wilkow
                                            ------------------------------------
                                         Clifton J. Wilkow, General Partner and
                                         Executive Vice President of
                                         M&J Wilkow, Ltd.

                                         By: Peter Boelke
                                            -----------------------------------
                                           Peter Boelke, Vice President of
                                           M&J Wilkow, Ltd.