Form 10-Q
period 2005-06-30
FIRST WILKOW VENTURE
filed 2005-08-15
CIK 37070

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


         X        Quarterly Report Pursuant to Section 13 or 15(d) of the
       -----      Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

       ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from      to      .
                                                 -----   -----

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

             Illinois                                36-6169280
   ---------------------------             ---------------------------------
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

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                  JUNE 30, 2005



FINANCIAL INFORMATION
    Item 1.  Financial Statements
                      Balance Sheet                                            3
                      Statement of Operations                                  4
                      Statements of Cash Flows                                 5
                      Notes                                                    6
    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7

REMARKS                                                                        8

SIGNATURES                                                                     8

CERTIFICATIONS                                                                 9

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                                                           June 30,
                                                                                             2005            December 31,
                                                                                         (Unaudited)             2004
                                                                                       ----------------     --------------
                                                            ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                                            $ 4,030,069        $ 4,030,069
           Buildings and Improvements                                                       34,028,532         33,052,041
           Fixtures and Equipment                                                               23,511             23,511
                                                                                       ----------------     --------------
                        Total                                                               38,082,112         37,105,621
           Less-Accumulated Depreciation                                                    14,867,277         14,360,780
                                                                                       ----------------     --------------
                        Net Real Estate                                                     23,214,835         22,744,841
Investments in Real Estate Partnerships                                                      5,528,796          5,060,888
                                                                                       ----------------     --------------
                        Total                                                               28,743,631         27,805,729
                                                                                       ----------------     --------------

LOANS RECEIVABLE                                                                                86,963             86,963
                                                                                       ----------------     --------------

OTHER ASSETS
           Cash and Cash Equivalents                                                         5,429,240          9,863,712
           Certificates of Deposit - Restricted                                                250,000            250,000
           Receivables and Prepaid Expenses                                                  1,153,710          1,193,922
           Deposits                                                                          1,005,990            893,892
           Deferred Charges                                                                  1,386,328          1,345,651
                                                                                       ----------------     --------------
                        Total                                                                9,225,268         13,547,177
                                                                                       ----------------     --------------

                        TOTAL ASSETS                                                       $38,055,862        $41,439,869
                                                                                       ================     ==============

                                                LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                                                          $19,553,478        $19,638,439

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                                               122,619             95,758
           Accrued Property Taxes                                                            1,305,073          1,297,188
           Deferred State Income Taxes                                                         170,000            170,000
           Security Deposits and Prepaid Rent                                                  661,141            856,963
                                                                                       ----------------     --------------
                        Total                                                                2,258,833          2,419,909
                                                                                       ----------------     --------------

MINORITY INTEREST                                                                            2,138,346          3,137,378
                                                                                       ----------------     --------------

PARTNERS' CAPITAL     (165,953 and 170,916 units authorized and issued, respectively)       14,105,205         16,244,143
                                                                                       ----------------     --------------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $38,055,862        $41,439,869
                                                                                       ================     ==============

Note: Balance Sheet at 12/31/04 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                          Three Months                         Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                               ---------------------------------    --------------------------------
                                                                   2005               2004              2005              2004
                                                               -------------     ---------------    -------------     --------------
REVENUES
        Rental Income                                            $2,024,615          $1,980,759       $3,971,359         $4,313,492
        Interest Income                                              49,255              16,724           97,070             36,357
        Gain on disposal of real estate and other revenue            45,214               5,970           51,078            106,697
                                                               -------------     ---------------    -------------     --------------
                                                                  2,119,084           2,003,453        4,119,507          4,456,546
                                                               -------------     ---------------    -------------     --------------

PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                         131,825             371,657          192,468            700,691
                                                               -------------     ---------------    -------------     --------------

EXPENSES
        Operating Expenses                                          962,289             934,794        1,839,518          1,917,324
        Real Estate Taxes                                           332,884             336,850          640,936            665,774
        Depreciation and Amortization                               314,676             300,107          635,598            640,952
        Interest Expense                                            344,378             396,960          666,673            799,887
        General and Administrative                                   73,784              66,338           85,266             80,488
                                                               -------------     ---------------    -------------     --------------
                                                                  2,028,011           2,035,049        3,867,991          4,104,425
                                                               -------------     ---------------    -------------     --------------

INCOME BEFORE MINORITY INTEREST                                     222,898             340,061          443,984          1,052,812


MINORITY INTEREST IN
        SUBSIDIARIES' NET INCOME                                    (34,054)           (101,465)         (55,215)          (218,179)
                                                               -------------     ---------------    -------------     --------------

NET INCOME                                                         $188,844            $238,596         $388,769           $834,633
                                                               =============     ===============    =============     ==============


NET INCOME PER UNIT                                                   $1.10               $1.40            $2.27              $4.88
                                                               =============     ===============    =============     ==============

DISTRIBUTIONS PER UNIT                                                $6.25               $3.30           $12.35              $4.40
                                                               =============     ===============    =============     ==============

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                Six Months Ended June 30,
                                                                         ---------------------------------------
                                                                              2005                    2004
                                                                         ----------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                   $   388,769             $  834,633

Noncash Items Included in Net Income:

             Depreciation and Amortization                                       635,599                640,952
             Income allocated to minority interests                               55,215                218,179
             Share of Partnership Investments' Net Income                       (192,468)              (700,691)
             Decrease (Increase) in operating assets:
                        Receivables and Prepaid Expenses                          40,211                (54,634)
                        Deposits                                                (112,098)               149,931
             (Decrease) Increase in operating liabilities:
                        Accounts Payable and Accrued Expenses                     26,861               (137,582)
                        Accrued Property Taxes                                     7,885                 31,347
                        Security Deposits and Prepaid Rent                      (195,822)                53,417
                                                                         ----------------         --------------

Net Cash Provided by Operating Activities                                        654,152              1,035,552
                                                                         ----------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Partnership Investment Draws                                        202,560              2,442,830
             Investment in Partnerships                                         (478,000)              (108,002)
             Investment in Land and Buildings                                   (976,491)              (699,209)
             Decrease in Minority Interest                                    (1,054,247)              (500,031)
             Investment in Deferred Charges                                     (169,778)               (70,396)
                                                                         ----------------         --------------

Net Cash Provided (Used) by Investing Activities                              (2,475,956)             1,065,192
                                                                         ----------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Cash Distributions to Partners                                   (2,110,813)              (752,030)
             Redemption of limited partnership units                            (416,894)                     0
             Proceeds from Mortgage Financing                                          0                 55,176
             Mortgage Principal Payments                                         (84,961)              (121,297)
                                                                         ----------------         --------------

Net Cash Used by Financing Activities                                         (2,612,668)              (818,151)
                                                                         ----------------         --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (4,434,472)             1,282,593

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                9,863,712              6,602,360
                                                                         ----------------         --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 5,429,240             $7,884,953
                                                                         ================         ==============

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

2 -   Subsequent Events

      On July 7, 2005, National City Tower, the underlying asset for M & J/NCT Louisville LP as well as M & J/Louisville LLC was sold at a gain for $95,000,000. First Wilkow Venture received a distribution related to the sale in July.

      On July 10, 2005, the Registrant made a distribution to its partners in the amount of $207,441, or $1.25 per unit, based on 165,953 units outstanding as of June 30, 2005.

      On August 2, 2005, Centre at Lake in the Hills, the sole asset of M & J/Prospect Crossing Limited Partnership, was sold at a gain for $19,900,000. First Wilkow Venture is expected to receive a distribution related to the sale in August.

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         First Wilkow Venture is a limited partnership composed of numerous limited partners and two general partners, Marc R. Wilkow and Clifton J. Wilkow. It was organized on December 8, 1972 for the purpose of acquiring the total interest in twenty-one partnerships and to carry on the business and operations of such terminating partnerships. The acquisition of these partnerships was accomplished in 1973 through an exchange offer of partnership units in First Wilkow Venture for substantially all of the partnership units in the terminating partnerships.
         Throughout the following years First Wilkow Venture has continued to own outright or otherwise maintain a participatory interest in real property for investment purposes. The partnership currently has an interest in twenty properties, divided among residential, commercial and industrial buildings and shopping centers. Seventeen of the properties are neither owned nor leased by First Wilkow Venture directly, but are owned in participation with other partnerships. These properties break down as follows: one is a residential project, nine are shopping centers; seven are office buildings; and one is a real estate investment trust. The remaining two properties are owned and operated by First Wilkow Venture as office buildings.


MATERIAL CHANGES IN FINANCIAL CONDITION

         Total Assets decreased through June 30, 2005 as a result of the sizable distributions that were made, using up some of the excess cash on hand. Cash was also used in the expenditures related to building improvements being done to one of the office buildings. Additionally, on June 29, 2005, First Wilkow Venture invested $478,000 to receive a 32% interest in M & J/LaSalle Office Tower, LLC and an effective interest of approximately 2.21% in 203 North LaSalle Street, an office building in Chicago, Illinois.
         The decrease in Total Liabilities and Partners' Capital is a result of the 2005 distributions and the lapsing of a number of prepaid tenant receivable balances shown in Other Liabilities.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUES

         Revenues totaled $2,119,084 for the second quarter ended June 30, 2005, compared to $2,003,453 for the three months ended June 30, 2004. Revenues for the current fiscal year were largely attributable to office building tenant collections. No significant change in quarterly revenues is anticipated for the remainder of the fiscal year.
         In addition, income earned from partnerships decreased from $371,657 to $131,825 in the comparative current fiscal quarter end. The quarter ended June 30, 2004 was artificially high due to the sale of an investment interest. Sales of investments are anticipated in the upcoming months of 2005 and higher partnership income is expected.

EXPENSES

         Total expenses for the three months ended June 30, 2005 were $2,028,011, consisting of operating, interest, real estate tax and depreciation/amortization expenses for the office buildings as well as other general and administrative expenses for the partnership. For the three months ended June 30, 2004, expenses were $2,035,049.
         First Wilkow Venture is expecting to complete renovation work to one of the office buildings throughout the remainder of the fiscal year and a portion of these expenditures will be classified as repairs causing the expense line item to rise. This renovation work is intended to upgrade the quality of the office building and will enhance our office space marketing programs.

NET INCOME (LOSS)

         First Wilkow Venture had net income in the amount of $188,844 for the most recent fiscal quarter ended June 30, 2005. In comparison, First Wilkow Venture had net income from operations in the amount of $238,596 for the same period in the prior year. The lower net income is attributable to the loss of partnership income from investments that have been sold.

LIQUIDITY AND CAPITAL RESOURCES

         First Wilkow Venture has cash on hand to pay for the cost of renovating the office building as described in the expenses section above, as well as to cover any current liabilities that exist. The cash on hand has been generated from partnership interest sales over the past few years. The remaining cash on hand may be used for future investments as the opportunities present themselves or distributions to the partners.

         There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on First Wilkow Venture's revenues from continuing operations.

         First Wilkow Venture does not have any off-balance sheet arrangements.

         First Wilkow Venture does not own any significant plant or equipment that it would seek to sell in the near future.

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim ended June 30, 2005 and 2004.

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

                                       FIRST WILKOW VENTURE

                                       By: Marc R. Wilkow
                                           -----------------------------
                                       Marc R. Wilkow, General Partner and
                                       President of M&J Wilkow, Ltd., its
                                       Managing Agent

DATED: August 12, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 12, 2005.

                                       By: Clifton J. Wilkow
                                           --------------------------------
                                       Clifton J. Wilkow, General Partner and
                                       Executive Vice President of
                                       M&J Wilkow, Ltd.


                                       By: Peter Boelke
                                           --------------------------------
                                       Peter Boelke, Vice President of
                                       M&J Wilkow, Ltd.