Form 10-Q
period 2005-09-30
FIRST WILKOW VENTURE
filed 2005-11-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

        For the quarterly period ended September 30, 2005

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

        For the transition period from           to         .
                                        --------    --------

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP (Exact Name of
             Registrant as Specified in Its Charter)

       Illinois                                            36-6169280
----------------------                         ---------------------------------
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

                                            YES   X       NO
                                                 ---         ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                            YES           NO  X
                                                 ---         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            YES           NO  X
                                                 ---         ---

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 2005


FINANCIAL INFORMATION
     Item 1.  Financial Statements
                   Balance Sheet                                             3
                   Statement of Operations                                   4
                   Statements of Cash Flows                                  5
                   Notes                                                     6
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7

REMARKS                                                                      9

SIGNATURES                                                                   9

CERTIFICATIONS                                                              10


                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                             September 30,
                                                                 2005         December 31,
                                                              (Unaudited)        2004
                                                             -------------    -----------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                               $ 4,030,069     $ 4,030,069
           Buildings and Improvements                          34,569,252      33,052,041
           Fixtures and Equipment                                  23,511          23,511
                                                              -----------     -----------
                        Total                                  38,622,832      37,105,621
           Less-Accumulated Depreciation                       15,123,650      14,360,780
                                                              -----------     -----------
                        Net Real Estate                        23,499,182      22,744,841
Investments in Real Estate Partnerships                         3,726,893       5,060,888
                                                              -----------     -----------
                        Total                                  27,226,075      27,805,729
                                                              -----------     -----------

LOANS RECEIVABLE                                                   86,963          86,963
                                                              -----------     -----------

OTHER ASSETS
           Cash and Cash Equivalents                            7,145,128       9,863,712
           Certificates of Deposit - Restricted                   250,000         250,000
           Receivables and Prepaid Expenses                     1,235,047       1,193,922
           Deposits                                             1,314,388         893,892
           Deferred Charges                                     1,394,522       1,345,651
                                                              -----------     -----------
                        Total                                  11,339,085      13,547,177
                                                              -----------     -----------

                        TOTAL ASSETS                          $38,652,123     $41,439,869
                                                              ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                             $19,513,125     $19,638,439
                                                              -----------     -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                   75,669          95,758
           Accrued Property Taxes                               1,589,764       1,297,188
           Deferred State Income Taxes                            170,000         170,000
           Security Deposits and Prepaid Rent                     540,913         856,963
                                                              -----------     -----------
                        Total                                   2,376,346       2,419,909
                                                              -----------     -----------

MINORITY INTEREST                                               1,620,825       3,137,378
                                                              -----------     -----------

PARTNERS' CAPITAL
  (163,523 and 170,916 units authorized
   and issued, respectively)                                   15,141,827      16,244,143
                                                              -----------     -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL            $38,652,123     $41,439,869
                                                              ===========     ===========


Note: Balance Sheet at 12/31/04 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                      Three Months                      Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                              ----------------------------      ----------------------------
                                                                 2005             2004             2005              2004
                                                              -----------      -----------      -----------      -----------
REVENUES
        Rental Income                                         $ 2,108,666      $ 1,942,999      $ 6,080,025      $ 6,256,491
        Interest Income                                            60,161           32,736          157,231           69,093
        Gain on disposal of real estate and other revenue          66,412           42,787          117,490          149,484
                                                              -----------      -----------      -----------      -----------
                                                                2,235,239        2,018,522        6,354,746        6,475,068
                                                              -----------      -----------      -----------      -----------

PARTNERSHIP INVESTMENTS' INCOME
        Share of Net Income                                     1,568,130        4,464,889        1,760,598        5,165,579
                                                              -----------      -----------      -----------      -----------

EXPENSES
        Operating Expenses                                      1,065,405          942,872        2,904,923        2,860,194
        Real Estate Taxes                                         350,695          273,878          991,631          939,652
        Depreciation and Amortization                             319,982          298,096          955,580          939,048
        Interest Expense                                          351,324          400,723        1,017,997        1,200,610
        General and Administrative                                 36,300           11,397          121,566           91,885
                                                              -----------      -----------      -----------      -----------
                                                                2,123,706        1,926,966        5,991,697        6,031,389
                                                              -----------      -----------      -----------      -----------

INCOME BEFORE MINORITY INTEREST                                 1,679,663        4,556,445        2,123,647        5,609,258


MINORITY INTEREST IN
        SUBSIDIARIES' NET INCOME                                 (232,479)        (941,408)        (287,694)      (1,159,587)
                                                              -----------      -----------      -----------      -----------

NET INCOME                                                    $ 1,447,184      $ 3,615,037      $ 1,835,953      $ 4,449,671
                                                              ===========      ===========      ===========      ===========


NET INCOME PER UNIT                                           $      8.85      $     21.15      $     11.12      $     26.03
                                                              ===========      ===========      ===========      ===========

DISTRIBUTIONS PER UNIT                                        $      1.25      $      1.10      $     13.60      $      5.50
                                                              ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                      2005               2004
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                         $  1,835,953      $  4,449,671

Noncash Items Included in Net Income:

             Depreciation and Amortization                              955,580           939,048
             Income allocated to minority interests                     287,694         1,159,587
             Share of Partnership Investments' Net Income              (216,569)       (5,165,579)
             Decrease (Increase) in operating assets:
                         Receivables and Prepaid Expenses               (41,125)           20,736
                         Deposits                                      (420,496)         (165,174)
             (Decrease) Increase in operating liabilities:
                         Accounts Payable and Accrued Expenses          (20,089)         (190,660)
                         Accrued Property Taxes                         292,576           233,219
                         Security Deposits and Prepaid Rent            (316,050)          127,691
                                                                   ------------      ------------

Net Cash Provided by Operating Activities                             2,357,474         1,408,539
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Partnership Investment Draws                             2,138,304         7,843,371
             Investment in Partnerships                                (587,740)         (324,745)
             Investment in Land and Buildings                        (1,517,211)       (1,180,963)
             Decrease in Minority Interest                           (1,804,247)         (534,125)
             Investment in Deferred Charges                            (241,581)          (87,478)
                                                                   ------------      ------------

Net Cash Provided (Used) by Investing Activities                     (2,012,475)        5,716,060
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

             Cash Distributions to Partners                          (2,317,253)         (940,038)
             Redemption of limited partnership units                   (621,016)                0
             Proceeds from Mortgage Financing                                 0            55,176
             Mortgage Principal Payments                               (125,314)         (179,474)
                                                                   ------------      ------------

Net Cash Used by Financing Activities                                (3,063,583)       (1,064,336)
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,718,584)        6,060,263

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       9,863,712         6,602,360
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $  7,145,128      $ 12,662,623
                                                                   ============      ============


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

2 - Subsequent Events

    On October 10, 2005, the Registrant made a distribution to its partners in the amount of $204,403, or $1.25 per unit, based on 163,523 units outstanding as of September 30, 2005.

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         First Wilkow Venture is a limited partnership composed of numerous limited partners and two general partners, Marc R. Wilkow and Clifton J. Wilkow. It was organized on December 8, 1972, for the purpose of acquiring the total interest in twenty-one partnerships and to carry on the business and operations of such terminating partnerships. The acquisition of these partnerships was accomplished in 1973 through an exchange offer of partnership units in First Wilkow Venture for substantially all of the partnership units in the terminating partnerships.
         Throughout the following years First Wilkow Venture has continued to own outright or otherwise maintain a participatory interest in real property for investment purposes. The partnership currently has an interest in seventeen properties, divided among residential, commercial and industrial buildings and shopping centers. Fifteen of the properties are neither owned nor leased by First Wilkow Venture directly, but are owned in participation with other partnerships. These properties break down as follows: one is a residential project, six are shopping centers, seven are office buildings, and one is a real estate investment trust. The remaining two properties are owned and operated by First Wilkow Venture as office buildings.


MATERIAL CHANGES IN FINANCIAL CONDITION

         Total Assets decreased through September 30, 2005, as a result of the sizable distributions that were made, using up some of the excess cash on hand. Cash was also used in the expenditures related to building improvements being done to one of the office buildings. Additionally two investments were made. On June 29, 2005, First Wilkow Venture invested $478,000 to receive a 32% interest in M & J/LaSalle Office Tower, LLC and an effective interest of approximately 2.21% in 203 North LaSalle Street, an office building in Chicago, Illinois. On September 28, 2005, First Wilkow Venture invested $109,740 to receive a 4.2% interest in M & J/Warrenville and an effective interest of approximately 0.75% in Naperville Woods, an office complex consisting of two office buildings in Naperville, Illinois.
         The decrease in Total Liabilities and Partners' Capital is a result of the 2005, distributions and the lapsing of a number of prepaid tenant receivable balances shown in Other Liabilities.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUES

         Revenues totaled $2,235,239 for the third quarter ended September 30, 2005, compared to $2,018,522 for the three months ended September 30, 2004. Revenues for the current fiscal year were largely attributable to office building tenant collections. No significant change in quarterly revenues is anticipated for the remainder of the fiscal year.
         In addition, income earned from partnerships decreased from $4,464,889 to $1,568,130 in the comparative current fiscal quarter end. The quarter ended September 30, 2004, was artificially high due to the sale of an investment interest. Sales of investments are anticipated in the upcoming months of 2005 and higher partnership income is expected.

EXPENSES

         Total expenses for the three months ended September 30, 2005 were $2,123,706, consisting of operating, interest, real estate tax and depreciation/amortization expenses for the office buildings as well as other general and administrative expenses for the partnership. For the three months ended September 30, 2004, expenses were $1,926,966.

         First Wilkow Venture is expecting to complete renovation work to one of the office buildings throughout the remainder of the fiscal year and a portion of these expenditures will be classified as repairs causing the expense line item to rise. This renovation work is intended to upgrade the quality of the office building and will enhance our office space marketing programs.


NET INCOME

         First Wilkow Venture had net income in the amount of $1,447,184 for the most recent fiscal quarter ended September 30, 2005. In comparison, First Wilkow Venture had net income from operations in the amount of $3,615,037 for the same period in the prior year. The lower net income is attributable to the loss of partnership income from investments that have been sold.

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

                                     REMARKS

      In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim periods ended September 30, 2005 and 2004.

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

                                      FIRST WILKOW VENTURE

                                      By: Marc R. Wilkow
                                          ------------------------------------
                                          Marc R. Wilkow, General Partner and
                                          President of M&J Wilkow, Ltd., its
                                          Managing Agent

DATED: November 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 14, 2005.

                                      By: Clifton J. Wilkow
                                          --------------------------------------
                                          Clifton J. Wilkow, General Partner and
                                          Executive Vice President of
                                          M&J Wilkow, Ltd.


                                      By: Peter Boelke
                                          --------------------------------------
                                          Peter Boelke, Vice President of
                                          M&J Wilkow, Ltd.