Form 10-K
period 2005-12-31
FIRST WILKOW VENTURE
filed 2006-03-28
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                         36-6169280.
(State of Organization)                     (I.R.S. Employer Identification No.)

               180 North Michigan Avenue, Chicago, Illinois 60601
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, including area code: (312) 726-9622

        Securities Registered Pursuant to Section 12(h) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
               Units of Partnership Interest, Exchange Value $124
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X   NO
                                     -----    -----

Indicate by check mark whether the Registrant is a large accelertated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

First Wilkow Venture (the "Registrant") is a limited partnership composed of 320 limited partners and two general partners who are Marc R. Wilkow and Clifton J. Wilkow.

Marc R. Wilkow and Clifton J. Wilkow have been engaged in real estate activities for over 30 years as officers of M & J Wilkow, Ltd., a closely held corporation, and certain affiliated companies which have been involved (through their predecessors in interest) in the acquisition, sale, development, leasing, operation, brokerage and management of real estate since 1939.

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

DESCRIPTION OF BUSINESS

The Registrant owns outright or otherwise has participatory ownership interests in real property for investment purposes. As of December 31, 2005, there are 16 properties in which the Registrant has interests, divided among residential, commercial and industrial buildings and shopping centers. Fourteen of the properties are neither owned nor leased by the Registrant directly, but are owned by the Registrant in participation with other partnerships, some of which the Registrant has contracted for a priority position with respect to the receipt of cash distributions. These properties break down into the following categories: one is a residential project; six are shopping centers; six are office buildings; and one is a real estate investment trust. The remaining two properties are owned and operated by the Registrant as office buildings.

CHANGES IN PROPERTIES

During the calendar year ended December 31, 2005, certain of the property investments held by the Registrant underwent the changes described below:

(a) Purchases:

On June 29, 2005, the Registrant invested $478,000 to obtain a 32.00% interest in M & J/LaSalle Office Tower, LLC, which owns a portion of 203 North LaSalle Street, an office building in Chicago, Illinois.

On September 28, 2005, the Registrant invested $109,740 to obtain a 4.20% interest in M & J/Warrenville, LLC with an effective interest of approximately 0.75% in Naperville Woods, an office complex consisting of two office buildings in Naperville, Illinois.

(b) Sales:

On July 7, 2005, the underlying property owned by M & J/Louisville, LLC and M & J/NCT Louisville LP was sold for $95,000,000, resulting in net cash proceeds of $24,200,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of

                                     PART I
approximately $21,600,000. The Registrant received distributions related to the sale in July 2005.

On August 2, 2005, the property owned by M & J/Prospect Crossing Limited Partnership was sold for $19,900,000, resulting in net cash proceeds of $7,300,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of approximately $10,400,000. The Registrant and M & J/Retail Limited Partnership each received a distribution related to the sale in August 2005.

On September 2, 2005, the underlying property owned by Yorkshire Plaza Investors was sold for $29,500,000, resulting in net cash proceeds of $10,100,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of approximately $8,700,000. M & J/Retail Limited Partnership received a distribution related to the sale in September 2005.

On December 1, 2005, the underlying property owned by M & J/2121 K Street, LLC was sold for $67,450,000, resulting in net cash proceeds of $26,700,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $19,600,000. The Registrant received a distribution related to the sale in December 2005.

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

                                     PART I

ITEM 2 - PROPERTY

The Registrant has an ownership interest in the following properties as of December 31, 2005:

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

On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Registrant. The Registrant thus held 50,502 units in Duke Realty Limited Partnership as of December 31, 2005.

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

L-C OFFICE PARTNERSHIP IV (DOVER FARMS APARTMENTS)

The Registrant holds a 74.92% interest in L-C Office Partnership IV, which holds a 5.4% effective interest in Dover Farms, LP which owns Dover Farms Apartments, a one- and two-bedroom apartment complex located in North Royalton, Ohio.

                                     PART I

FIRST CANDLEWICK ASSOCIATES

The Registrant owns an 11.96% interest (55 units) in First Candlewick Associates, which holds multiple partnership investments.

SECOND WILKOW VENTURE

The Registrant owns a 4.89% interest (197 units) in Second Wilkow Venture, which holds multiple partnership investments.

M & J/NCT LOUISVILLE LP

On September 29, 1999, the Registrant invested $300,000 to obtain a 23.47% interest in M & J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, a 712,533 square foot office tower located in Louisville, Kentucky. On July 7, 2005, National City Tower was sold for $95,000,000, netting a gain on sale of $21,600,000. A distribution related to the sale was received by the Registrant in July 2005.

M & J/LOUISVILLE, LLC

On May 28, 2003, the Registrant invested $250,000 to obtain an 11.26% interest in M & J/Louisville, LLC, which has a 33% interest in NW Acquisition Company, LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky. National City Tower was sold for $95,000,000 in July 2005. A distribution related to the sale was received by the Registrant in July 2005.

M & J/PROSPECT CROSSING LIMITED PARTNERSHIP

On February 24, 2000, the Registrant invested $530,000 to obtain an 11.21% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. On August 2, 2005, the property was sold for a purchase price of $19,900,000, netting a gain on sale of approximately $10,400,000. A distribution was received by the Registrant related to the sale in August 2005.

M & J/Retail Limited Partnership also holds a 10.58% interest in M & J/Prospect Crossing Limited Partnership (see Page 7) and received a distribution related to the sale in August 2005.

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

                                     PART I

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

M & J/2121 K STREET, LLC

On July 29, 2004, the Registrant invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which has a 22% interest in 2121 K Street, LLC, which owns 2121 K Street, an office building located in Washington, D.C. On December 1, 2005, the office building was sold for a purchase price of $67,450,000, resulting in a gain of $19,600,000. The Registrant received a distribution related to the sale in December 2005.

M & J/LASALLE ASSOCIATES

In 1995, the Registrant contributed $6,480 to obtain a .2262% interest in M & J/LaSalle Associates, which has a 76.732% interest in North LaSalle Street Limited Partnership. In 2004, an additional 3.7708% interest was acquired bringing the Registrant's total investment to 3.997%.

M & J/LASALLE OFFICE TOWER, LLC

On June 29, 2005, the Registrant invested $478,000 to obtain a 32.00% interest in M & J/LaSalle Office Tower, LLC and an effective interest in 203 North LaSalle Street, an office building in Chicago, Illinois. The property is encumbered with a mortgage of $93,410,000, bearing interest at 4.99% and maturing in July 2015.

M & J/WARRENVILLE, LLC

On September 28, 2005, the Registrant invested $109,740 to obtain a 4.20% interest in M & J/Warrenville, LLC and an effective interest of approximately 0.75% in Naperville Woods, an office complex consisting of two office buildings in Naperville, Illinois. The Registrant is also committed to fund an additional $76,260 should the need arise. The property is encumbered

                                     PART I
with a mortgage of $11,750,000, bearing interest at a variable rate and maturing in September 2008.

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

The property is currently encumbered with a first mortgage loan of $7,300,000, bearing interest at an annual rate of 7.13%. The loan is to be amortized over a 30-year schedule, with a balloon payment of the unpaid principal balance due on September 1, 2008.

CENTENNIAL FWV, LLC

On December 17, 2002, the Registrant invested $635,000 to obtain a 100% interest in Centennial FWV, LLC, which has a 21.17% undivided interest in Centennial Village Phase II, a shopping center in Roswell, Georgia. The property is encumbered with a mortgage of $13,000,000, bearing interest at 5.90% and maturing in January 2013.

M & J/RETAIL LIMITED PARTNERSHIP

The Registrant owns a 52.75% interest in M & J/Retail Limited Partnership ("M & J/Retail"). The Registrant also owns three limited partnership units (.75% interest) in Wilkow/Retail Partners Limited Partnership, which has a 5.63% interest in M & J/Retail.

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

M & J/Clarkfair Limited Partnership

In 1998, M & J/Retail invested $415,000 to acquire a 70.90% investment in M & J/Clarkfair Limited Partnership, which has a 9% interest in Clarkfair LLC. Clarkfair LLC is the sole owner of Marketfair North LLC, which was formed to acquire Marketfair North, a 136,989 square foot shopping center in Clay, New York.

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

                                     PART I

M & J/Prospect Crossing Limited Partnership

On February 24, 2000, M & J/Retail invested $500,000 to obtain a 10.58% interest in M & J/Prospect Crossing Limited Partnership, which owned a shopping center located in Lake in the Hills, Illinois. The shopping center was sold on August 2, 2005, for a purchase price of $19,900,000, netting a gain on sale of approximately $10,400,000. A distribution was received by M & J/Retail related to the sale in August 2005.

The Registrant also holds an 11.21% interest in M & J/Prospect Crossing Limited Partnership (see Page 5).

Yorkshire Plaza Investors, LLC

On April 10, 2000, M & J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, LLC, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. On September 2, 2005, the shopping center was sold for $29,500,000, resulting in net cash proceeds of $10,100,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of approximately $8,700,000. M & J/Retail received a sale distribution in September 2005.

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

On October 22, 1999, both the ownership and the debt were restructured. The Registrant and its tenants in common rolled up their interests into a new limited liability company, 209 West Jackson LLC. In addition to the interest, each cotenant was responsible for a capital infusion, of which the Registrant's share was $710,000, to obtain a 71% interest in the newly formed 209 West Jackson LLC. Subsequent to a partial pay down of the principal balance and approximately $5,000,000 of debt forgiveness by the property's lender, GE Capital Corporation, the property's debt was reduced to $10,000,000.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S CAPITAL UNITS AND RELATED SECURITY HOLDER
MATTERS

The number of holders of record of equity securities of the Registrant as of December 31, 2005, was approximately:

TITLE OF CLASS                         NUMBER OF RECORD HOLDERS
--------------                         ------------------------
Unit of Limited Partnership Interest              320

The Registrant's units of limited partnership interest are not actively traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant as amended.

                                     PART II

ITEM 6 - SELECTED FINANCIAL DATA

                                YEARS ENDED DECEMBER 31,
                           ---------------------------------
                            2005     2004     2003     2002
                           ------   ------   ------   ------
OPERATING RESULTS
(IN THOUSANDS)
Total revenue              $8,391   $8,647   $8,728   $8,588
Net income (loss)*         $1,888   $4,058   $1,099   $ (389)
PARTNERSHIP UNIT DATA
(PER PARTNERSHIP UNIT)
Net income (loss):
   General partner*        $11.58   $23.74   $ 6.43   $(2.28)
   Limited partner*        $11.58   $23.74   $ 6.43   $(2.28)
Cash distributions paid:
   General partner         $14.85   $ 6.60   $ 4.40   $ 6.30
   Limited partner         $14.85   $ 6.60   $ 4.40   $ 6.30

*    Includes gain (loss) on sale of real estate properties

                                    YEARS ENDED DECEMBER 31,
                              -------------------------------------
                                2005      2004      2003      2002
                              -------   -------   -------   -------
FINANCIAL POSITION DATA
Total assets (in thousands)   $37,773   $41,440   $39,306   $38,692
Net book value per unit       $ 91.69   $ 95.04   $ 77.90   $ 75.87

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2005 COMPARED TO 2004

For the year ended December 31, 2005, the net income was $1,888,148 compared to a net income of $4,058,011 for the comparative period of 2004.

The Registrant made distributions to its partners this year as follows:

DATE           AMOUNT     PER UNIT
----         ----------   --------
January 10   $1,042,588     $6.10
April 10      1,068,225      6.25
July 10         206,440      1.25
October 10      204,402      1.25

On June 29, 2005, the Registrant invested $478,000 to obtain a 32.00% interest in M & J/LaSalle Office Tower, LLC and an effective interest in 203 North LaSalle Street, an office building in Chicago, Illinois.

On July 7, 2005, the property owned by NCT Louisville, LLC was sold for $95,000,000, resulting in net cash proceeds of $24,200,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of approximately $21,600,000. The Registrant received distributions related to the sale in July 2005.

On August 2, 2005, the property owned by M & J/Prospect Crossing Limited Partnership was sold for $19,900,000, resulting in net cash proceeds of $7,300,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of approximately $10,400,000. The Registrant and M & J/Retail Limited Partnership each received a distribution related to the sale in August 2005.

On September 2, 2005, the property owned by Yorkshire Plaza Investors was sold for $29,500,000, resulting in net cash proceeds of $10,100,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of approximately $8,700,000. M & J/Retail Limited Partnership received a distribution related to the sale in September 2005.

On September 28, 2005, the Registrant invested $109,740 to obtain a 4.20% interest in M & J/Warrenville, LLC and an effective interest of approximately 0.75% in Naperville Woods, an office complex consisting of two office buildings in Naperville, Illinois.

On December 1, 2005, the property owned by M & J/2121 K Street, LLC was sold for $67,450,000, resulting in net cash proceeds of $26,700,000 after satisfaction of the outstanding mortgage obligation. The transaction netted a gain on sale of $19,600,000. The Registrant received a distribution related to the sale in December 2005.

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

For the year ended December 31, 2004, the net income was $4,058,011 compared to a net income of $1,099,159 for the comparative period of 2003.

The Registrant made distributions to its partners this year as follows:

DATE          AMOUNT    PER UNIT
----         --------   --------
January 10   $188,007     $1.10
April 10      564,024      3.30
July 10       188,007      1.10
October 10    188,007      1.10

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

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

For the year ended December 31, 2003, the net income was $1,099,159 compared to a net loss of $388,901 for the comparative period of 2002.

The Registrant made distributions to its partners this year as follows:

DATE          AMOUNT    PER UNIT
----         --------   --------
January 10   $188,007     $1.10
April 10      188,008      1.10
July 10       188,007      1.10
October 10    188,008      1.10

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

                                     PART II

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On January 20, 1995, the Registrant entered into a revolving credit facility with LaSalle National Bank. The facility, due September 1, 2006, pays interest at the prime rate. Maximum borrowings under the facility agreement are the lesser of $675,000 or 80% of the fair market value of the Registrant's investment in Duke Realty Limited Partnership (see Item 2). Borrowings under the facility agreement are secured by the partnership units of Duke Realty Limited Partnership owned by the Registrant. As of December 31, 2005, no amounts are outstanding under this facility.

The liquid assets of the Registrant decreased as of December 31, 2005, when compared to December 31, 2004, due to distributions of proceeds from partnership investment sales.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the Registrant's revenues from continuing operations.

The Registrant does not have any off-balance sheet arrangements.

The Registrant does not own any significant plant or equipment that it would seek to sell in the near future.

The general partners currently believe that the amount of working capital reserves, when considered with the Registrant's projected cash flows from operations in 2006 and borrowings under the revolving credit facility, will be sufficient to cover any normal cash or liquidity requirements which may be reasonably foreseen.

                                     PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm                      18

First Wilkow Venture:

   Consolidated Balance Sheets, December 31, 2005 and 2004                   19

   Consolidated Statements of Operations,
   Years Ended December 31, 2005, 2004 and 2003                              20

   Consolidated Statements of Partners' Capital,
   Years Ended December 31, 2005, 2004 and 2003                              21

   Consolidated Statements of Cash Flows,
   Years Ended December 31, 2005, 2004 and 2003                              22

   Notes to Financial Statements,
   December 31, 2005, 2004 and 2003                                          23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

FIRST WILKOW VENTURE

We have audited the accompanying consolidated balance sheets of First Wilkow Venture (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 2005, 2004 and 2003. Our audits also included the financial statement schedules listed in the index at Item 15 on Page 52 for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Wilkow Venture and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Mayer Hoffman McCann P.C.

Mayer Hoffman McCann P.C.

Chicago, Illinois
February 10, 2006

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2005 and 2004

                                               2005          2004
                                           -----------   -----------
                                     ASSETS

REAL ESTATE
   Land                                    $ 4,030,069   $ 4,030,069
   Buildings and improvements               36,234,771    33,052,041
   Fixtures and equipment                       23,511        23,511
                                           -----------   -----------
      TOTAL REAL ESTATE                     40,288,351    37,105,621
   Accumulated depreciation                 15,201,137    14,360,780
                                           -----------   -----------
      NET REAL ESTATE                       25,087,214    22,744,841
                                           -----------   -----------
INVESTMENTS IN REAL ESTATE PARTNERSHIPS      3,399,869     5,060,888
                                           -----------   -----------
LOANS RECEIVABLE                                86,963        86,963
                                           -----------   -----------
OTHER ASSETS
   Cash and cash equivalents                 5,271,107     9,863,712
   Certificates of deposit - restricted        250,000       250,000
   Receivables and prepaid expenses          1,161,729     1,193,922
   Deposits                                  1,070,346       893,892
   Deferred charges                          1,445,438     1,345,651
                                           -----------   -----------
      TOTAL OTHER ASSETS                     9,198,620    13,547,177
                                           -----------   -----------
      TOTAL ASSETS                         $37,772,666   $41,439,869
                                           ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

MORTGAGE NOTES PAYABLE                     $19,472,016   $19,638,439
                                           -----------   -----------
OTHER LIABILITIES
   Accounts payable and accrued expenses       164,525        95,758
   Accrued property taxes                    1,330,033     1,297,188
   Deferred state income taxes                 128,000       170,000
   Security deposits and prepaid rent          414,622       856,963
                                           -----------   -----------
      TOTAL OTHER LIABILITIES                2,037,180     2,419,909
                                           -----------   -----------
MINORITY INTEREST                            1,318,958     3,137,378
                                           -----------   -----------
PARTNERS' CAPITAL                           14,944,512    16,244,143
                                           -----------   -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                           $37,772,666   $41,439,869
                                           ===========   ===========

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2005, 2004 and 2003

                                                           2005          2004          2003
                                                       -----------   -----------   -----------
REVENUE
   Rental                                               $8,052,653   $ 8,375,821    $8,299,619
   Interest                                                218,226       120,296        85,272
   Gain on disposal of real estate and other revenue       119,925       151,234       343,605
                                                        ----------   -----------    ----------
      TOTAL REVENUE                                      8,390,804     8,647,351     8,728,496
                                                        ----------   -----------    ----------
PARTNERSHIP INVESTMENTS' INCOME                          2,031,436     5,056,986     1,586,062
                                                        ----------   -----------    ----------
EXPENSES
   Operating                                             4,137,910     4,340,605     4,044,172
   Real estate taxes                                     1,324,139     1,255,043     1,271,941
   Depreciation and amortization                         1,276,562     1,251,479     1,267,932
   Interest                                              1,381,154     1,552,783     1,631,888
   General and administrative                              135,131       112,261       104,477
                                                        ----------   -----------    ----------
      TOTAL EXPENSES                                     8,254,896     8,512,171     8,320,410
                                                        ----------   -----------    ----------
LOSS ON DISPOSITION OF TENANT
   IMPROVEMENTS                                                 --            --       148,175
                                                        ----------   -----------    ----------
      INCOME FROM OPERATIONS                             2,167,344     5,192,166     1,845,973
MINORITY INTEREST IN SUBSIDIARIES'
   NET INCOME                                             (279,196)   (1,134,155)     (746,814)
                                                        ----------   -----------    ----------
      NET INCOME                                        $1,888,148   $ 4,058,011    $1,099,159
                                                        ==========   ===========    ==========
UNITS - AUTHORIZED AND ISSUED
   General partner                                           9,612         9,445         9,329
   Limited partner                                         153,374       161,471       161,587
NET INCOME PER UNIT
   General partner                                      $    11.58   $     23.74    $     6.43
   Limited partner                                           11.58         23.74          6.43
BOOK VALUE PER UNIT
   General partner                                      $    91.69   $     95.04    $    77.90
   Limited partner                                           91.69         95.04         77.90
CASH DISTRIBUTIONS PAID
   General partner                                      $    14.85   $      6.60    $     4.40
   Limited partner                                           14.85          6.60          4.40

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2005, 2004 and 2003

BALANCE - DECEMBER 31, 2002                        $ 781,408   $12,185,640   $12,967,048

ADD (DEDUCT)
   Income for year ended December 31, 2003            59,369     1,039,790     1,099,159
   To reflect changes in partnership capital
      between general and limited partners - net      16,770       (16,770)           --
   Cash distributions for the year ended
      December 31, 2003                              (40,620)     (711,410)     (752,030)
                                                   ---------   -----------   -----------
BALANCE - DECEMBER 31, 2003                          816,927    12,497,250    13,314,177

ADD (DEDUCT)
   Income for year ended December 31, 2004           224,002     3,834,009     4,058,011
   To reflect changes in partnership capital
      between general and limited partners - net      15,080       (15,080)           --
   Cash distributions for the year ended
      December 31, 2004                              (62,268)   (1,065,777)   (1,128,045)
                                                   ---------   -----------   -----------
BALANCE - DECEMBER 31, 2004                          993,741    15,250,402    16,244,143

ADD (DEDUCT)
   Income for year ended December 31, 2005           111,352     1,776,796     1,888,148
   To reflect changes in partnership capital
      between general and limited partners - net      21,710       (21,710)           --
   Cash distributions for the year ended
      December 31, 2005                             (148,713)   (2,372,946)   (2,521,659)
   Redemption of limited partner units                    --      (666,120)     (666,120)
                                                   ---------   -----------   -----------
BALANCE - DECEMBER 31, 2005                        $ 978,090   $13,966,422   $14,944,512
                                                   =========   ===========   ===========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2005, 2004 and 2003

                                                                    2005          2004          2003
                                                                -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 1,888,148   $ 4,058,011   $ 1,099,159
   Adjustments to reconcile net income to net cash
      flows from operating activities:
         Depreciation and amortization                            1,276,562     1,251,479     1,267,932
         Deferred state income taxes                                (42,000)           --            --
         Net gain on disposal of land, building and
            improvements                                                 --            --       (94,002)
         Net loss on disposal of tenant improvements                     --            --       148,175
         Income from partnerships                                (2,031,436)   (5,056,986)   (1,586,062)
         Decrease (increase) in operating assets:
            Receivables and prepaid expenses                         32,193      (312,833)      357,003
            Deposits                                               (176,454)      126,439      (215,502)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses                    68,767      (250,034)      174,419
            Accrued property taxes                                   32,845        (4,808)        6,274
            Security deposits and prepaid rent                     (442,341)      350,223       (77,707)
                                                                -----------   -----------   -----------
         NET CASH FLOWS FROM OPERATING ACTIVITIES                   606,284       161,491     1,079,689
                                                                -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in land, building and furniture and equipment      (3,363,001)   (1,709,278)   (1,156,932)
   Investment in partnerships                                      (587,740)     (697,747)     (378,601)
   Collections of loans receivable                                       --            --       854,762
   Investment in deferred charges (primarily unamortized
      broker commissions)                                          (355,721)     (408,891)     (328,113)
   Proceeds from sale of real estate, net of selling expenses            --            --       212,396
   Partnership investment draws                                   4,280,195     7,935,687     1,904,058
   Increase (decrease) in minority interest                      (1,818,420)      (14,063)      573,248
                                                                -----------   -----------   -----------
         NET CASH FLOWS FROM INVESTING ACTIVITIES                (1,844,687)    5,105,708     1,680,818
                                                                -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of mortgage notes and notes payable                   (166,423)   (1,223,946)     (235,988)
   Proceeds from mortgage note financing                                 --       346,144       267,090
   Redemption of limited partnership units                         (666,120)           --            --
   Distributions to partners                                     (2,521,659)   (1,128,045)     (752,030)
                                                                -----------   -----------   -----------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                (3,354,202)   (2,005,847)     (720,928)
                                                                -----------   -----------   -----------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (4,592,605)    3,261,352     2,039,579
         CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             9,863,712     6,602,360     4,562,781
                                                                -----------   -----------   -----------
         CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 5,271,107   $ 9,863,712   $ 6,602,360
                                                                -----------   -----------   -----------

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

     NATURE OF OPERATIONS - The Partnership owns outright or has participatory ownership interests in real property located throughout the United States for investment purposes. Rental income is derived from leasing to lessees (under operating leases) various types of real estate owned by the Partnership. Rent abatements and scheduled rent increases are recognized on a straight-line basis over the tenant related leases. There are no individual tenant leases that account for a significant portion of the Partnership's rental income.

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

     DEPRECIATION - Depreciation on buildings, improvements, furniture and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the respective assets as follows:

PROPERTY                           PRINCIPAL METHODS              USEFUL LIVES
--------                        ----------------------   ------------------------------
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

     RECEIVABLES - The Partnership carries its receivables at cost. On a periodic basis, the Partnership evaluates its receivables and determines if an allowance for doubtful accounts is necessary. This determination is based on a history of past write-offs and collections and current credit conditions. If the Partnership determines an account is uncollectible, the account is written off to bad debt expense. No allowance for doubtful accounts was deemed necessary as of December 31, 2005 and 2004.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND CO TENANCIES

     As of December 31, 2005 and 2004, the Partnership had $433,491 and $2,616,483, respectively of aggregate cost method investments, all of which were evaluated for impairment. None of the investments were considered impaired as of December 31, 2005 and 2004. A summary of the income or loss from partnership investments included in the accompanying consolidated statements of operations on the equity method of accounting, unless otherwise indicated, is as follows:

                                                 2005            2004           2003
                                              ----------      ----------     ----------
L-C Office Partnership IV                     $       --      $ (181,735)    $  (46,441)
M & J/Grove Limited Partnership                 (111,867)          6,933        (43,049)
M & J/LaSalle Office Tower, LLC                   16,764              --             --
M & J/Eden Prairie Limited Partnership                --         213,731(a)          --(a)
Duke Realty Limited Partnership                  141,446(a)       89,727(a)      88,694(a)
First Candlewick Associates                       22,550(a)       48,675(a)      15,400(a)
Second Wilkow Venture                             19,700(a)       13,888(a)       5,122(a)
Wilkow/Retail Partners Limited Partnership           750(a)        1,463(a)         189(a)
M & J/Louisville, LLC                            247,844(b)       28,125(a)         n/a
M & J/LaSalle Associates                         (55,545)         25,781(a)         n/a
M & J/Mid Oak Limited Partnership                    (10)             --          7,284(a)
M & J/2121 K Street, LLC                         287,085(b)           --             --
Arlington LLC                                    247,166(b)    3,083,679(b)       7,064
M & J/NCT Louisville LP                          380,717(b)       10,923(a)          --(a)
M & J/Prospect Crossing Limited Partnership      755,022(b)       29,654        114,706
Fulcrum, LLC                                          --         705,884          1,536
M & J/Clark Street, LLC                         (161,222)             --(a)          --(a)
Yorkshire Plaza Investors, LLC                   450,036(b)           --(a)      13,972(a)
Wilkow/Grove Partners Limited Partnership             --(a)           --(a)          81(a)
M & J/Battery, LLC                                (9,033)         58,557(a)      29,813(a)
M & J/Clarkfair Limited Partnership                   --         829,699(b)      33,891
M & J/Westwood Limited Partnership                    --          43,708            n/a
M & J/Crossroads Limited Partnership                  --        (128,601)            --
Metro Equities, Ltd.                              45,558           1,496            n/a
M & J/Warrenville, LLC                            (5,512)            n/a            n/a
M & J/Bayfair 580, LLC                          (371,000)(a)      62,733(a)   1,244,014(a)
Centennial FWV, LLC                              130,987         112,666        113,786
                                              ----------      ----------     ----------
                                              $2,031,436      $5,056,986     $1,586,062
                                              ==========      ==========     ==========

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

     Year ended December 31, 2005:

                                                     M & J/
                                                    PROSPECT
                                       M & J/       CROSSING    M & J/GROVE
                                    CENTENNIAL,     LIMITED       LIMITED          METRO
                                        LLC       PARTNERSHIP   PARTNERSHIP   EQUITIES, LTD.
                                    -----------   -----------   -----------   --------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation         $11,674,385   $        --    $7,882,970    $   453,201
Current assets                          188,105       516,778       630,001         39,048
Other assets                             87,728            --       145,586         10,253
                                    -----------   -----------    ----------    -----------
   TOTAL ASSETS                     $11,950,218   $   516,778    $8,658,557    $   502,502
                                    ===========   ===========    ==========    ===========
Mortgages payable                   $ 9,867,929   $        --    $6,156,939    $ 1,731,359
Other liabilities                        13,179        29,985       394,434          3,862
Partners' capital (deficit)           2,069,110       486,793     2,107,184     (1,232,719)
                                    -----------   -----------    ----------    -----------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)   $11,950,218   $   516,778    $8,658,557    $   502,502
                                    ===========   ===========    ==========    ===========

STATEMENT OF OPERATIONS
Revenue                             $ 1,231,606   $   818,745    $1,639,441    $   208,000
Less:
   Operating expenses                   173,041       313,030       980,010         57,646
   Other expenses                       594,612     1,350,020       420,409         90,020
   Depreciation                         255,414       161,797       334,457         14,783
                                    -----------   -----------    ----------    -----------
   NET INCOME (LOSS)                $   208,539   $(1,006,102)   $  (95,435)   $    45,551
                                    ===========   ===========    ==========    ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     Year ended December 31, 2005:

                                                                    M & J/
                                                    600 BATTERY     LASALLE
                                    2121 K STREET     STREET,       OFFICE
                                         LLC            LLC       TOWER, LLC
                                    -------------   -----------   ----------
BALANCE SHEET
Real estate - net of
   accumulated depreciation          $        --    $33,849,024   $       --
Current assets                         2,730,194      1,741,977       92,292
Other assets                                  --        853,877    1,433,735
                                     -----------    -----------   ----------
   TOTAL ASSETS                      $ 2,730,194    $36,444,878   $1,526,027
                                     ===========    ===========   ==========
Mortgages payable                    $        --    $25,233,521   $       --
Other liabilities                      1,653,028         47,770           --
Partners' capital (deficit)            1,077,166     11,163,587    1,526,027
                                     -----------    -----------   ----------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)    $ 2,730,194    $36,444,878   $1,526,027
                                     ===========    ===========   ==========
STATEMENT OF OPERATIONS
Revenue                              $ 5,279,579    $ 5,381,870   $       --
Net Income from K-1s                          --             --       78,070
Less:
   Operating expenses                  4,152,004      1,464,901        8,333
   Other expenses                      2,158,691      1,947,530           --
   Depreciation                          881,261        519,945           --
                                     -----------    -----------   ----------
   NET INCOME (LOSS)                 $(1,912,377)   $ 1,449,494   $   69,737
                                     ===========    ===========   ==========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     Year ended December 31, 2005:

                                        NCT           CMJ                      20 SOUTH
                                    LOUISVILLE    WARRENVILLE   ARLINGTON   CLARK STREET,
                                        LLC           LLC          LLC           LLC
                                    -----------   -----------   ---------   -------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation         $        --   $23,128,322   $     --     $45,583,200
Current assets                          298,967       470,402         --       4,277,947
Other assets                                 --       573,863         --       1,623,803
                                    -----------   -----------   --------     -----------
   TOTAL ASSETS                     $   298,967   $24,172,587   $     --     $51,484,950
                                    ===========   ===========   ========     ===========
Mortgages payable                   $        --   $12,138,259   $     --     $20,457,075
Other liabilities                       387,133       930,115         --       3,672,250
Partners' capital (deficit)             (88,166)   11,104,213         --      27,355,625
                                    -----------   -----------   --------     -----------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)   $   298,967   $24,172,587   $     --     $51,484,950
                                    ===========   ===========   ========     ===========
STATEMENT OF OPERATIONS
Revenue                             $ 6,936,669   $        --   $     --     $ 5,404,886
Less:
   Operating expenses                 6,566,467       456,884     28,975       4,766,427
   Other expenses                     2,164,069       214,884         --       1,439,993
   Depreciation                       1,021,418        67,050         --       1,410,529
                                    -----------   -----------   --------     -----------
   NET INCOME (LOSS)                $(2,815,285)  $  (738,818)  $(28,975)    $(2,212,063)
                                    ===========   ===========   ========     ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     Year ended December 31, 2004:

                                                                  M & J/
                                                                 PROSPECT
                                                    M & J/       CROSSING    M & J/GROVE
                                     ARLINGTON   CENTENNIAL,     LIMITED       LIMITED          METRO
                                        LLC          LLC       PARTNERSHIP   PARTNERSHIP   EQUITIES, LTD.
                                    ----------   -----------   -----------   -----------   --------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation         $       --   $11,925,289   $10,622,765    $8,512,189    $   463,026
Current assets                         533,626       141,509       772,779       430,153         10,267
Other assets                                --       100,412        24,051       194,227         12,300
                                    ----------   -----------   -----------    ----------    -----------
   TOTAL ASSETS                     $  533,626   $12,167,210   $11,419,595    $9,136,569    $   485,593
                                    ==========   ===========   ===========    ==========    ===========
Mortgages payable                   $       --   $10,002,726   $10,987,027    $6,239,174    $ 1,757,170
Other liabilities                           --        14,839       348,928       382,852            700
Partners' capital (deficit)            533,626     2,149,645        83,640     2,514,543     (1,272,277)
                                    ----------   -----------   -----------    ----------    -----------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL (DEFICIT)   $  533,626   $12,167,210   $11,419,595    $9,136,569    $   485,593
                                    ==========   ===========   ===========    ==========    ===========
STATEMENT OF OPERATIONS
Revenue                             $2,438,030   $ 1,172,682   $ 1,936,967    $1,675,060    $    17,404
Less:
   Operating expenses                  879,459       191,237       704,259       961,599          5,036
   Other expenses                    1,015,035       604,062       824,921       426,944         10,842
   Depreciation                        297,307       255,314       277,071       338,316          2,581
                                    ----------   -----------   -----------    ----------    -----------
   NET INCOME (LOSS)                $  246,229   $   122,069   $   130,716    $  (51,799)   $    (1,055)
                                    ==========   ===========   ===========    ==========    ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     Year ended December 31, 2003:

                                                             M & J/
                                                            PROSPECT
                                               M & J/       CROSSING    M & J/GROVE     SHOPS AT
                               ARLINGTON    CENTENNIAL,     LIMITED       LIMITED       CLARK'S
                                  LLC           LLC       PARTNERSHIP   PARTNERSHIP     POND LLC
                              -----------   -----------   -----------   -----------   -----------
BALANCE SHEET
Real estate - net of
   accumulated depreciation   $17,299,046   $12,180,603   $10,899,835    $8,675,906   $16,481,481
Current assets                  1,092,684       167,842       823,286       384,366       458,724
Other assets                      359,591       113,096        10,255       194,782       605,384
                              -----------   -----------   -----------    ----------   -----------
   TOTAL ASSETS               $18,751,321   $12,461,541   $11,733,376    $9,255,054   $17,545,589
                              ===========   ===========   ===========    ==========   ===========
Mortgages payable             $18,019,168   $10,128,072   $11,141,446    $6,314,874   $15,615,291
Other liabilities                 699,460        13,856       341,372       378,442        15,782
Partners' capital                  32,693     2,319,613       250,558     2,561,738     1,914,516
                              -----------   -----------   -----------    ----------   -----------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL       $18,751,321   $12,461,541   $11,733,376    $9,255,054   $17,545,589
                              ===========   ===========   ===========    ==========   ===========
STATEMENT OF OPERATIONS
Revenue                       $ 3,866,476   $ 1,248,594   $ 1,917,374    $1,555,574   $ 2,849,836
Less:
   Operating expenses           2,052,979       202,638       518,112       955,073       986,203
   Other expenses               1,442,898       609,642       834,012       430,734     1,379,791
   Depreciation                   371,805       255,314       277,065       331,990       410,141
                              -----------   -----------   -----------    ----------   -----------
   NET INCOME (LOSS)          $    (1,206)  $   181,000   $   288,185    $ (162,223)  $    73,701
                              ===========   ===========   ===========    ==========   ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     M & J/WESTWOOD LIMITED PARTNERSHIP

     In December 1986, the Partnership invested $517,000 to obtain an 18.52% interest in M & J/Westwood Limited Partnership. On December 31, 1993, the Partnership acquired an additional 2.19% interest.

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

     In 2001, the property was sold. On October 1, 2002, the maker of the note defaulted on the note, and legal action was pursued. In April 2003, a foreclosure action was completed that facilitated the liquidation of the asset through a sale to an unrelated third party. The net proceeds of this sale allowed for the full repayment of the loan receivable that had been outstanding.

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

     On August 18, 1997, a 2-for-1 stock and unit split occurred, resulting in an additional 25,251 units of Duke Realty Limited Partnership being issued to the Partnership. The Partnership continues to hold 50,502 units in Duke Realty Limited Partnership at December 31, 2005.

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

     On December 31, 1993, the Partnership acquired an additional 1.35% interest in L-C Office Partnership IV. On January 1, 1994, the Partnership acquired a 0.4906% interest in Lake-Cook IV. In addition to the investment, the Partnership has notes receivable of $15,091 and $71,872 from Lake-Cook IV and L-C Office Partnership IV, respectively. The Partnership contributed an additional $175,097 in 1997, $60,379 in 1998 and $242,983 in 2002 to
     maintain its 74.69% interest in L-C Office Partnership IV.

     On December 18, 2002, M & J/Dover Limited Partnership admitted CAPREIT of Dover Farms, LLP as a partner and the partnership's name was changed to Dover Farms, LP. As a result of the admittance, L-C Office Partnership IV's effective interest in Dover Farms, LP was reduced to 5.4%, with the explicit proviso that, through its interest in DFA, LLC, L-C Office Partnership IV will benefit from a cash flow and residual proceeds preference.

     M & J/MID OAK LIMITED PARTNERSHIP

     On August 26, 1997, the Partnership invested $70,000 to obtain a 35% interest in M & J/Mid Oak Limited Partnership, which has a 9% interest in Mid Oak Plaza LLC, which owned a shopping center in Illinois. The shopping center was sold on November 26, 2002, for a purchase price of $6,025,000. M & J/Mid Oak Limited Partnership received a liquidating distribution in the amount of $192,000, which resulted in a gain on disposition of $77,284 in 2003.

     M & J/EDEN PRAIRIE LIMITED PARTNERSHIP

     On April 10, 1998, the Partnership invested $64,000 to obtain a 26.44% ownership in M & J/Eden Prairie Limited Partnership, which has a 10% interest in Eden Prairie LLC,

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     which acquired a shopping center in Minnesota. On September 27, 1999, an additional investment of $76,174 was made, increasing the Partnership's interest to 42.98%. On February 24, 2004, the shopping center was sold for $13,000,000. M & J/Eden Prairie Limited Partnership received a distribution related to the sale in March 2004.

     M & J/NCT LOUISVILLE LP

     On September 29, 1999, the Partnership invested $300,000 to obtain a 23.47% interest in M & J/NCT Louisville LP, which has a 10% interest in CMJ/NCT Louisville LLC. CMJ/NCT Louisville LLC is a 50% owner of NCT Louisville LLC, which was formed to acquire National City Tower, an office tower located in Louisville, Kentucky. On July 7, 2005, National City Tower was sold for $95,000,000, netting a gain on sale of $21,600,000. A distribution related to the sale was received by the Partnership in July 2005.

     M & J/LOUISVILLE, LLC

     On May 28, 2003, the Partnership invested $250,000 to obtain an 11.26% interest in M & J/Louisville LLC, which has a 33% interest in NW Acquisition Company LLC, which has a 90% interest in CMJ/NCT Louisville LLC, which has a 50% interest in NCT Louisville LLC, which owns National City Tower, an office building located in Louisville, Kentucky. National City Tower was sold for $95,000,000 in July 2005. A distribution related to the sale was received by the Partnership in July 2005.

     ARLINGTON LLC

     On September 29, 1999, the Partnership converted its loan receivable of $1,226,000 to a 30.65% interest in Arlington LLC, which owns Annex of Arlington Heights, a 197,110 square foot community center located in Arlington Heights, Illinois. On August 26, 2004, Annex of Arlington Heights was sold for $27,200,000. Arlington LLC has received distributions related to the sale in 2004 and 2005.

     M & J/PROSPECT CROSSING LIMITED PARTNERSHIP

     On February 24, 2000, the Partnership invested $530,000 to obtain an 11.21% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. On August 2, 2005, the property was sold for $19,900,000, netting a gain on sale of $10,400,000. A distribution related to the sale was received by the Partnership in August 2005.

     M & J/Retail Limited Partnership also holds a 10.58% interest in M & J/Prospect Crossing Limited Partnership (see Page 36).

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

     M & J/2121 K STREET, LLC

     On July 29, 2004, the Partnership invested $215,000 to obtain a 7.28% interest in M & J/2121 K Street, LLC, which has a 22% interest in 2121 K Street, LLC, which owns 2121 K Street, an office building located in Washington, D.C. On December 1, 2005, the office building was sold for a purchase price of $67,450,000, resulting in a gain of $19,600,000. The Partnership received a distribution related to the sale in December 2005.

     M & J/LASALLE ASSOCIATES

     In 1995, the Partnership contributed $6,480 to obtain a .2262% interest in M & J/LaSalle Associates which has a 76.732% interest in North LaSalle Street Limited Partnership. In 2004, an additional 3.7708% interest was acquired, bringing the Partnership's total investment to 3.997%.

     M & J/LASALLE OFFICE TOWER, LLC

     On June 29, 2005, the Partnership invested $478,000 to obtain a 32.00% interest in M & J/LaSalle Office Tower, LLC and an effective interest in 203 North LaSalle Street, an office building in Chicago, Illinois. The property is encumbered with a mortgage of $93,410,000, bearing interest at 4.99% and maturing in July 2015.

     M & J/WARRENVILLE, LLC

     On September 28, 2005, the Partnership invested $109,740 to obtain a 4.20% interest in M & J/Warrenville, LLC and an effective interest of approximately 0.75% in Naperville

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     Woods, an office complex consisting of two office buildings in Naperville, Illinois. The Partnership is also committed to fund an additional $76,260 should the need arise. The property is encumbered with a mortgage of $11,750,000, bearing interest at a variable rate and maturing in September 2008.

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

     CENTENNIAL FWV, LLC

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

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     M & J/RETAIL LIMITED PARTNERSHIP

     The Partnership has 52.75% interest in M & J/Retail Limited Partnership.

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

     On February 24, 2000, M & J/Retail invested $500,000 to obtain a 10.58% interest in M & J/Prospect Crossing Limited Partnership, which owns Centre at Lake in the Hills, a shopping center located in Lake in the Hills, Illinois. On August 2, 2005, the shopping center was sold. A sale distribution was received in August 2005.

     On April 10, 2000, M & J/Retail invested $243,000 to obtain a 26.01% interest in Yorkshire Plaza Investors, which has a 20.00% interest in Yorkshire LLC, which owns Yorkshire Plaza, a shopping center located in Aurora, Illinois. On September 2, 2005, the shopping center was sold for $29,500,000. A sale distribution was received in September 2005.

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

                                   FIRST WILKOW VENTURE

                               NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2005:

                                                                  M & J/
                                     209 WEST    CENTENNIAL   RETAIL LIMITED
                                   JACKSON LLC    FWV, LLC      PARTNERSHIP
                                   -----------   ----------   --------------
BALANCE SHEET
Real estate - net of accumulated
   depreciation                    $12,106,315    $     --       $     --
Current assets                          62,368     774,123        787,457
Other assets                         1,517,818          --         30,000
                                   -----------    --------       --------
   TOTAL ASSETS                    $13,686,501    $774,123       $817,457
                                   ===========    ========       ========
Mortgages payable                  $ 8,660,000    $     --       $     --
Current liabilities                    735,440          --         51,494
Minority interest                    1,244,408          --         74,551
Partners' capital                    3,046,653     774,123        691,412
                                   -----------    --------       --------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL            $13,686,501    $774,123       $817,457
                                   ===========    ========       ========
STATEMENT OF OPERATIONS
Revenue                            $ 3,149,224    $130,986       $476,972
Less:
   Operating expenses                1,859,634          --         20,969
   Other expenses                      650,942          --         14,463
   Depreciation and amortization       395,361          --             --
   Minority interest                    70,553          --        208,643
                                   -----------    --------       --------
   NET INCOME                      $   172,734    $130,986       $232,897
                                   ===========    ========       ========

                                   FIRST WILKOW VENTURE

                               NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2004:

                                                                  M & J/
                                     209 WEST    CENTENNIAL   RETAIL LIMITED
                                   JACKSON LLC    FWV, LLC      PARTNERSHIP
                                   -----------   ----------   --------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation        $11,559,514    $     --      $       --
Current assets                          90,290     722,524       2,311,898
Other assets                         2,086,273          --          30,000
                                   -----------    --------      ----------
   TOTAL ASSETS                    $13,736,077    $722,524      $2,341,898
                                   ===========    ========      ==========
Mortgages payable                  $ 8,660,000    $     --      $       --
Other long-term payables                    --          --              --
Current liabilities                  1,028,304          --          37,830
Minority interest                    1,173,854          --       1,963,524
Partners' capital                    2,873,919     722,524         340,544
                                   -----------    --------      ----------
TOTAL LIABILITIES AND
   PARTNERS' CAPITAL               $13,736,077    $722,524      $2,341,898
                                   ===========    ========      ==========
STATEMENT OF OPERATIONS
Revenue                            $ 3,568,601    $112,666      $2,099,654
Less:
   Operating expenses                1,822,259          --          16,489
   Other expenses                      815,096          --          14,240
   Depreciation and amortization       391,539          --              --
   Minority interest                   156,515          --         977,640
                                   -----------    --------      ----------
   NET INCOME                      $   383,192    $112,666      $1,091,285
                                   ===========    ========      ==========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(2)  INVESTMENTS IN REAL ESTATE PARTNERSHIPS AND COTENANCIES (CONTINUED)

     The following is a summary of the financial positions and results of operations of the entities included in consolidation as of December 31, 2003:

                                                                  M & J/
                                     209 WEST    CENTENNIAL   RETAIL LIMITED
                                   JACKSON LLC    FWV, LLC      PARTNERSHIP
                                   -----------   ----------   --------------
BALANCE SHEET
Real estate - net of
   accumulated depreciation        $11,767,932    $     --      $       --
Current assets                          28,688     689,245          23,452
Other assets                           996,011          --       2,142,672
                                   -----------    --------      ----------
   TOTAL ASSETS                    $12,792,631    $689,245      $2,166,124
                                   ===========    ========      ==========

Mortgages payable                  $ 8,313,451    $     --      $       --
Other long-term payables                    --          --              --
Current liabilities                  1,821,114          --         121,972
Minority interest                      770,839          --       2,380,602
Partners' capital (deficit)          1,887,227     689,245        (336,450)
                                   -----------    --------      ----------
   TOTAL LIABILITIES AND
      PARTNERS' CAPITAL            $12,792,631    $689,245      $2,166,124
                                   ===========    ========      ==========

STATEMENT OF OPERATIONS
Revenue                            $ 3,377,494    $113,786      $1,595,496
Less:
   Operating expenses                1,626,808          --          60,241
   Other expenses                    1,242,119          --          21,841
   Depreciation and amortization       360,716          --          23,742
   Minority interest                    42,877          --         703,937
                                   -----------    --------      ----------
   NET INCOME                      $   104,974    $113,786      $  785,735
                                   ===========    ========      ==========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(3)  LOANS RECEIVABLE

                                                            DECEMBER 31,
                                                         -----------------
                                                           2005      2004
                                                         -------   -------
L-C OFFICE PARTNERSHIP IV - Unsecured promissory note
bearing interest at 2% over prime issued in connection
with the Dover Farms Apartments located in North
Royalton, Ohio. The note is due on demand or, if
demand is not sooner made, on December 31, 2006.         $71,872   $71,872

LAKE COOK OFFICE DEVELOPMENT - BUILDING FOUR LIMITED
PARTNERSHIP - Unsecured promissory note bearing
interest at 2% over prime issued in connection with
the Dover Farms Apartments located in North Royalton,
Ohio. The note is due on demand or, if demand is not
sooner made, on December 31, 2006.                        15,091    15,091
                                                         -------   -------
                                                         $86,963   $86,963
                                                         =======   =======

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," which replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine whether the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Partnership has determined that it is not the "primary beneficiary," as defined by FIN 46R, with respect to any of its unconsolidated real estate investments. The Partnership has determined that it does not have a significant variable interest in any entity that it considered a "variable interest entity" under the provisions of FIN 46R, and therefore, there are no additional consolidation or disclosure requirements.

     The Partnership has reviewed the requirements of the other major accounting pronouncements that were issued during the current year and has determined that these pronouncements would not have a significant effect on its financial statements. Among these pronouncements was EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which was issued in June 2005. Because the Partnership is not a general partner or managing member in any of its partnership or limited liability company investments, the EITF had no impact on the Partnership's financial statements.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(5)  MORTGAGE NOTES PAYABLE

     The mortgage notes payable as of December 31, 2005, consist of:

                                                             OUTSTANDING
                                     ORIGINAL               BALANCE AS OF   PRINCIPAL PAYMENTS DURING YEAR ENDED DECEMBER 31,
                                    PRINCIPAL     MONTHLY    DECEMBER 31,   -------------------------------------------------
                                      AMOUNT     PAYMENTS        2005         2006        2007          2008      2009   2010
                                   -----------   --------   -------------   --------   ----------   -----------   ----   ----
180 North Michigan,
   7.13% due monthly
   to August 1, 2008 (a)           $ 7,300,000   $ 49,206    $ 6,691,646    $109,764   $  118,691   $ 6,463,191    $--    $--

Naperville Office Court,
   7.13% due monthly
   to July 1, 2008 (b)               4,500,000     30,337      4,120,370      68,005       73,088     3,979,277     --     --

209 West Jackson,
   variable interest due
   October 1, 2007 (c)               8,660,000         --      8,660,000          --    8,660,000            --     --     --
                                                             -----------    --------   ----------   -----------    ---    ---
      Total outstanding mortgage
         note balance                                        $19,472,016    $177,769   $8,851,779   $10,442,468    $--    $--
                                                             ===========    ========   ==========   ===========    ===    ===

(a)  A balloon payment of $6,283,329 will be due August 1, 2008.

(b)  A balloon payment of $3,946,123 will be due July 1, 2008.

(c) A balloon payment of the balance outstanding will be due October 1, 2007. The principal amount of $8,660,000 carries an additional facility for $3,270,000. As of December 31, 2005, no amounts have been drawn on the additional facility.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(6)  RELATED PARTY TRANSACTIONS

     MANAGEMENT AND OTHER FEES - Management, leasing and consulting fees paid to M & J Wilkow, Ltd. and M & J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Partnership) for the years ended December 31, 2005, 2004 and 2003, were $1,486,169, $1,274,331 and $1,316,276, respectively. These fees related to a portfolio encompassing approximately 435,000 square feet.

     As of December 31, 2004, $11,612, was owed to M & J Wilkow, Ltd. for management, leasing and consulting fees.

     PROFESSIONAL FEES - Professional fees paid during the years ended December 31, 2005, 2004 and 2003, to Wilkow & Wilkow, P.C. (a company owned by a general partner of the Partnership) for services in the ordinary course of business were $39,000, $38,000 and $41,000, respectively. For the years ended December 31, 2005, 2004 and 2003, $79,911, $84,883 and $91,275,
     respectively, were paid to M & J Wilkow, Ltd. for administrative services.

     INVESTMENTS IN PARTNERSHIPS - The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Partnership also has ownership interests.

     RENTAL INCOME - Rental income received from M & J Wilkow, Ltd. (a company whose principal shareholders are partners of the Partnership) was $309,353, $293,474 and $283,870 for the years ended December 31, 2005, 2004 and 2003, respectively, under a lease for office space.

(7)  RENTALS RECEIVABLE UNDER OPERATING LEASES

     Future minimum rentals receivable by the Partnership on noncancelable operating leases as of December 31, 2005, are as follows:


Years Ending December 31,
2006                                         $ 5,662,362
2007                                           5,179,759
2008                                           4,733,603
2009                                           4,167,049
2010                                           3,044,520
Thereafter                                     3,351,137
                                             -----------
   Total future minimum rentals receivable   $26,138,430
                                             ===========

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(8)  DEFERRED CHARGES

     Deferred mortgage costs were incurred in connection with obtaining the mortgages payable and are amortized over the lives of the loans. Deferred leasing commissions are amortized over the terms of related tenant leases. Syndication costs were incurred in connection with the formation of M & J/Retail Limited Partnership and are carried at cost.

     Deferred charges as of December 31, 2005, consist of the following:

                            DEFERRED     DEFERRED
                            MORTGAGE     LEASING     SYNDICATION
                             COSTS     COMMISSIONS      COSTS         TOTAL
                           ---------   -----------   -----------   -----------
Original cost              $ 276,394   $2,303,121      $25,000     $ 2,604,515
Accumulated amortization    (208,356)    (950,721)          --      (1,159,077)
                           ---------   ----------      -------     -----------
                           $  68,038   $1,352,400      $25,000     $ 1,445,438
                           =========   ==========      =======     ===========

     Deferred charges as of December 31, 2004, consist of the following:

                            DEFERRED     DEFERRED
                            MORTGAGE     LEASING     SYNDICATION
                             COSTS     COMMISSIONS      COSTS         TOTAL
                           ---------   -----------   -----------   -----------
Original cost              $ 276,394   $2,073,349      $25,000     $ 2,374,743
Accumulated amortization    (182,089)    (847,003)          --      (1,029,092)
                           ---------   ----------      -------     -----------
                           $  94,305   $1,226,346      $25,000     $ 1,345,651
                           =========   ==========      =======     ===========

     The total amortization expense recognized for the years ended December 31, 2005, 2004 and 2003, is $255,934, $259,946 and $287,235, respectively.
     Estimated amortization expense for the next five years will vary depending on the amount of deferred charges outstanding but is expected to be similar to the 2005 amount.

(9)  PARTNERS' CAPITAL

     During 2005, 7,930 limited partnership units owned were redeemed at a redemption rate of $84 per unit, resulting in a total redemption price paid by the Partnership of $666,120. As a result of the redemption, there are now 162,986 units outstanding owned by 320 partners. As of December 31, 2005, general partner units totaled 9,612 units and the general partners also beneficially owned 4,714 limited partner units.

     As of December 31, 2004, general partner units totaled 9,445 units and the general partners also beneficially owned 4,472 limited partner units.

     As of December 31, 2003, general partner units totaled 9,329 units and the general partners also beneficially owned 4,340 limited partner units.

                              FIRST WILKOW VENTURE

                          NOTES TO FINANCIAL STATEMENTS

(10) CASH FLOW DISCLOSURES

     The following is a summary of supplemental cash flow information:

                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    2005         2004         2003
                                                 ----------   ----------   ----------
Interest paid during the year                    $1,381,154   $1,552,783   $1,631,888
                                                 ==========   ==========   ==========
Noncash investing and financing activities:
   Proceeds from the sale of real estate and
      escrow deposits used to retire debt        $       --   $       --   $  385,368
                                                 ==========   ==========   ==========
   Refinancing                                   $        0   $8,369,032   $       --
                                                 ==========   ==========   ==========
   Write-off of fully depreciated fixed assets   $  180,271   $  340,024   $       --
                                                 ==========   ==========   ==========

(11) COMMITMENTS AND CONTINGENCIES

     As of December 31, 2005, the Partnership has a revolving credit facility with LaSalle National Bank which is secured by the Partnership's limited partnership units in Duke Realty Limited Partnership (see Note 2). The facility, due September 1, 2006, pays interest at the prime rate and maximum borrowings under the agreement are the lesser of $675,000 or 80% of the fair market value of the Partnership's 50,502 units in Duke Realty Limited Partnership. As of December 31, 2005, there are no amounts outstanding under this facility.

     As of December 31, 2005 and 2004, the Partnership, through its investment in M & J/Retail Limited Partnership, is required to maintain a certificate of deposit of $250,000 with LaSalle National Bank. The certificate of deposit is maintained as collateral for two $250,000 letters of credit relating to Marketfair North, of which M & J/Retail Limited Partnership is an equity holder.

(12) SUBSEQUENT EVENTS

     In January 2006, the Partnership made a distribution in the amount of $203,733, or $1.25 per unit.

     In March 2006, the mortgage associated with the Marketfair North shopping center owned by M & J /Clarkfair Limited Partnership was refinanced with a new loan in the amount of $14,560,000. As a result, the two letters of credit required to be posted by M & J Retail expired. The new mortgage did not require any additional collateral.

                                     PART II

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Our management evaluated, with the participation of the Chief Executive Office and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2005. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.

     (b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The executive officers of the Registrant are its general partners. Their names, ages, positions and relationships are listed below:

                                              OTHER
NAME                    POSITION      AGE   POSITIONS     RELATION TO OTHER OFFICER
----                    --------      ---   ---------     -------------------------
Marc R. Wilkow      General Partner    56   None         Brother of Clifton J. Wilkow
Clifton J. Wilkow   General Partner    53   None         Brother of Marc R. Wilkow

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

                                    PART III

ITEM 11 - EXECUTIVE COMPENSATION

The general partners do not receive any remuneration or other special benefit directly from the Registrant; however, Marc R. and Clifton J. Wilkow are owners and shareholders of M & J Wilkow, Ltd., which receives management, leasing, consulting and brokerage fees from each of the operating properties and/or partnerships. In addition, the Registrant pays M & J Wilkow, Ltd. an asset management fee. M & J Wilkow, Ltd. receives accounting fees based upon hourly service. Wilkow & Wilkow, P.C. also receives a retainer for services rendered as general counsel to the Registrant and legal fees on an hourly rate basis for professional services rendered beyond the scope of the services contemplated by the retainer fee. Also see "ITEM 1: Business Organization" for further information.

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

                                    PART III

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  No general partner holds 5% or more of any of the securities.

     The following limited partners hold 5% or more of the Registrant's total units:

                                   UNITS OWNED   % OF TOTAL UNITS
                                   -----------   ----------------
William W. Wilkow Marital Trust       18,427          11.31%
Gisa W. Slonim Irrevocable Trust      11,779           7.23%

     The following table sets forth the equity securities of the Registrant beneficially owned directly or indirectly by the general partners and their spouses as a group (three persons) as of December 31, 2005:

                                        AMOUNT BENEFICIALLY OWNED   % OF OWNED
                                        -------------------------   ----------
General Partnership Units                         9,612                5.90%
Units of Limited Partnership Interest             4,714                2.89%

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

                                    PART III

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management, leasing and consulting fees paid to M & J Wilkow, Ltd. and M & J Wilkow Brokerage Corp. (companies whose principal shareholders are general partners of the Registrant) for the years ended December 31, 2005, 2004 and 2003, were $1,486,169, $1,274,331 and $1,316,276, respectively (see Note 6 to
Consolidated Financial Statements).

Professional fees paid during the years ended December 31, 2005, 2004 and 2003, to Wilkow & Wilkow, P.C. for services in the ordinary course of business were $39,000, $38,000 and $41,000, respectively.

Professional fees paid during the years ended December 31, 2005, 2004 and 2003, to M & J Wilkow, Ltd. were $79,911, $84,883 and $91,275, respectively.

The general partners and/or entities controlled or managed by one or more of such partners have ownership interests in a majority of the real estate projects in which the Registrant also has ownership interests.

                                     PART IV

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to Mayer Hoffman McCann P.C. for 2005 and 2004 were $65,344 and $64,635, respectively, including fees associated with the reviews of the Registrant's quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

Audit-related fees paid to Mayer Hoffman McCann P.C. for 2005 were $10,385. There were no fees paid in 2004.

TAX FEES

Tax fees paid to CBIZ Accounting, Tax & Advisory Services of Chicago in 2005 and 2004 were $45,665 and $40,700, respectively. Tax services rendered to the Registrant primarily include federal and state tax return preparation services and consultations on tax matters.

ALL OTHER FEES

Fees related to the evaluation of software of $2,400 were paid to CBIZ Accounting, Tax Advisory Services of Chicago in 2004. There were no other fees paid to the Registrant's principal accountants in 2005.

                                     PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   The Index to Consolidated Financial Statements is set forth on Page 17

     2.   Financial Statement Schedules:

                                                           Page
                                                           ----
Report of Independent Registered Public Accounting Firm     18

Schedule II - Valuation and Qualifying Accounts and
Reserves, Years Ended December 31, 2005, 2004 and 2003      52

Schedule III - Real Estate and Accumulated Depreciation,
December 31, 2005                                           53

Notes to Schedule III                                       55

          Schedules other than those listed above have been omitted since they are either not applicable or not required or the information is included elsewhere herein.

     3.   Exhibits: See Index to Exhibits

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2005.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2005, 2004 and 2003

                                         COLUMN A      COLUMN B   COLUMN C    COLUMN D       COLUMN E
                                       ------------   ---------   --------   ----------   -------------
                                        BALANCE AS     CHARGED                              ADDITIONS
                                       OF BEGINNING   TO PROFIT                           BALANCE AS OF
                                          OF YEAR     OR INCOME     OTHER    DEDUCTIONS   CLOSE OF YEAR
                                       ------------   ---------   --------   ----------   -------------
YEAR ENDED DECEMBER 31, 2005
Reserve for bad debts                       $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===
Reserve for losses on loans                 $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===
Reserve for valuation of investments        $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===

YEAR ENDED DECEMBER 31, 2004
Reserve for bad debts                       $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===
Reserve for losses on loans                 $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===
Reserve for valuation of investments        $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===

YEAR ENDED DECEMBER 31, 2003
Reserve for bad debts                       $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===
Reserve for losses on loans                 $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===
Reserve for valuation of investments        $--          $--         $--         $--           $--
                                            ===          ===         ===         ===           ===

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

                                                                                                 COST CAPITALIZED
                                                                                                    SUBSEQUENT
                                                                  INITIAL COST TO COMPANY         TO ACQUISITION
                                                                --------------------------   -----------------------
                                                                             BUILDINGS AND                  CARRYING
                               DESCRIPTION       ENCUMBRANCES      LAND       IMPROVEMENTS   IMPROVEMENTS     COST
                           -------------------   ------------   ----------   -------------   ------------   --------
Naperville Office Court,
   Naperville, Illinois    Office Building        $ 4,120,370   $1,796,459    $ 3,321,535     $ 2,476,605      $--
180 North Michigan,
   Chicago, Illinois       Office Building          6,691,646    1,061,120      6,550,000      11,066,437       --
209 West Jackson,
   Chicago, Illinois       Office Building (A)      8,660,000    1,172,490     10,552,406       2,267,788       --
                                                  -----------   ----------    -----------     -----------      ---
Total                                             $19,472,016   $4,030,069    $20,423,941     $15,810,830      $--
                                                  ===========   ==========    ===========     ===========      ===

See Notes 1, 2 and 3 accompanying Schedule III.

(A)  Owned by 209 West Jackson LLC; 71%-owned subsidiary of First Wilkow
     Venture.

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

December 31, 2005

                              GROSS AMOUNT AT WHICH CARRIED AS OF
                                       DECEMBER 31, 2005
                           ----------------------------------------
                                                                                                                       LIFE ON
                                        BUILDINGS AND                  ACCUMULATED        DATE OF          DATE     DEPRECIATION
                              LAND       IMPROVEMENTS      TOTAL      DEPRECIATION      CONSTRUCTION     ACQUIRED    IS COMPUTED
                           ----------   -------------   -----------   ------------   -----------------   --------   ------------
Naperville Office Court,
   Naperville, Illinois    $1,796,459    $ 5,798,140    $ 7,594,599    $ 3,472,868          1980           1986       25 Years

180 North Michigan,
   Chicago, Illinois        1,061,120     17,616,437     18,677,557      9,822,101          1926           1968       35 Years
                                                                                     Renovated in 1967

209 West Jackson,
   Chicago, Illinois        1,172,490     12,820,194     13,992,684      1,886,369          1898           1999       40 Years
                                                                                     Renovated in 1989
                           ----------    -----------    -----------    -----------
      Total                $4,030,069    $36,234,771    $40,264,840    $15,181,338
                           ==========    ===========    ===========    ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2005, 2004 and 2003

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2005, 2004 and 2003

                             BALANCE AS OF      ADDITIONS                   BALANCE AS OF
                           DECEMBER 31, 2004     AT COST    RETIREMENTS   DECEMBER 31, 2005
                           -----------------   ----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois       $ 5,732,215      $   65,925     $     --       $ 5,798,140

180 North Michigan,
   Chicago, Illinois           15,386,132       2,409,290      178,986        17,616,436

209 West Jackson,
   Chicago, Illinois           11,933,694         887,787        1,286        12,820,195
                              -----------      ----------     --------       -----------
      Total                   $33,052,041      $3,363,002     $180,271       $36,234,771
                              ===========      ==========     ========       ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2005, 2004 and 2003

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2005, 2004 and 2003

                             BALANCE AS OF      ADDITIONS                   BALANCE AS OF
                           DECEMBER 31, 2003     AT COST    RETIREMENTS   DECEMBER 31, 2004
                           -----------------   ----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois       $ 5,494,605      $  240,317     $  2,707       $ 5,732,215
180 North Michigan,
   Chicago, Illinois           14,355,420       1,344,542      313,830        15,386,132
209 West Jackson,
   Chicago, Illinois           11,809,274         124,420           --        11,933,694
                              -----------      ----------     --------       -----------
   Total                      $31,659,299      $1,709,279     $316,537       $33,052,041
                              ===========      ==========     ========       ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2005, 2004 and 2003

1. Reconciliation of Cost of Real Estate During Each of the Years Ended December 31, 2005, 2004 and 2003

                                   BALANCE AS OF      ADDITIONS                   BALANCE AS OF
                                 DECEMBER 31, 2002     AT COST    RETIREMENTS   DECEMBER 31, 2003
                                 -----------------   ----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois             $ 5,462,164       $ 32,441      $     --       $ 5,494,605
180 North Michigan,
   Chicago, Illinois                 13,822,176        533,244            --        14,355,420
209 West Jackson,
   Chicago, Illinois                 11,462,796        346,478            --        11,809,274
One Strip Shopping Center:
   Evergreen Commons,
      Evergreen Park, Illinois          710,902             --       710,902                --
                                    -----------       --------      --------       -----------
      Total                         $31,458,038       $912,163      $710,902       $31,659,299
                                    ===========       ========      ========       ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2005, 2004 and 2003

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2005, 2004 and 2003

                             BALANCE AS OF      ADDITIONS                   BALANCE AS OF
                           DECEMBER 31, 2004     AT COST    RETIREMENTS   DECEMBER 31, 2005
                           -----------------   ----------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois       $ 3,196,868      $  276,000     $     --       $ 3,472,868
180 North Michigan,
   Chicago, Illinois            9,598,491         402,596      178,986         9,822,101
209 West Jackson,
   Chicago, Illinois            1,546,668         340,986        1,285         1,886,369
                              -----------      ----------     --------       -----------
   Total                      $14,342,027      $1,019,582     $180,271       $15,181,338
                              ===========      ==========     ========       ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2005, 2004 and 2003

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2005, 2004 and 2003

Naperville Office Court,
   Naperville, Illinois    $ 2,953,490   $246,084   $  2,706   $ 3,196,868
180 North Michigan,
   Chicago, Illinois         9,501,024    411,296    313,829     9,598,491
209 West Jackson,
   Chicago, Illinois         1,213,832    332,836         --     1,546,668
                           -----------   --------   --------   -----------
   Total                   $13,668,346   $990,216   $316,535   $14,342,027
                           ===========   ========   ========   ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

Years Ended December 31, 2005, 2004 and 2003

2. Reconciliation of Accumulated Depreciation of Real Estate During Each of the Years Ended December 31, 2005, 2004 and 2003

                                   BALANCE AS OF     ADDITIONS                   BALANCE AS OF
                                 DECEMBER 31, 2002    AT COST    RETIREMENTS   DECEMBER 31, 2003
                                 -----------------   ---------   -----------   -----------------
Naperville Office Court,
   Naperville, Illinois             $ 2,724,141       $237,383     $  8,034       $ 2,953,490
180 North Michigan,
   Chicago, Illinois                  9,165,386        419,162       83,524         9,501,024
209 West Jackson,
   Chicago, Illinois                    898,590        315,258           16         1,213,832
One Strip Shopping Center:
   Evergreen Commons,
      Evergreen Park, Illinois          242,470          8,894      251,364                --
                                    -----------       --------     --------       -----------
      Total                         $13,030,587       $980,697     $342,938       $13,668,346
                                    ===========       ========     ========       ===========

FIRST WILKOW VENTURE
(A Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - Continued

December 31, 2005, 2004 and 2003

              BASIS OF REAL ESTATE FOR FEDERAL INCOME TAX PURPOSES

                                            BUILDINGS AND
                                LAND      IMPROVEMENTS (A)
                             ----------   ----------------
FIRST WILKOW VENTURE
   180 North Michigan        $1,086,392      $ 8,208,187
   Naperville Office Court      302,557        1,840,730
                             ----------      -----------
      SUBTOTAL                1,388,949       10,048,917

SUBSIDIARIES
   209 West Jackson           1,581,844        8,000,441
                             ----------      -----------
      TOTAL CONSOLIDATED     $2,970,793      $18,049,358
                             ==========      ===========

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

                                        FIRST WILKOW VENTURE


                                        By: Marc R. Wilkow
                                            ------------------------------------
                                            Marc R. Wilkow, General Partner and
                                            President of M & J Wilkow, Ltd., its
                                            Managing Agent

DATED: March 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on March 26, 2006.


                                        By: Clifton J. Wilkow
                                            ------------------------------------
                                            Clifton J. Wilkow, General Partner
                                            and Executive Vice President of
                                            M & J Wilkow, Ltd.


                                        By: Peter Boelke
                                            ------------------------------------
                                            Peter Boelke, Vice President of
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