Form 10-Q
period 2006-03-31
FIRST WILKOW VENTURE
filed 2006-05-11
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 2006

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from _____________ to _____________.

                          Commission File Number 0-7798

                   FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)

        Illinois                                           36-6169280
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                 MARCH 31, 2006

FINANCIAL INFORMATION
   Item 1. Financial Statements
              Consolidated Balance Sheet                                       3
              Consolidated Statement of Operations                             4
              Consolidated Statement of Cash Flows                             5
              Notes                                                            6
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           7

REMARKS                                                                        9

SIGNATURES                                                                     9

CERTIFICATIONS                                                                10

                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET

                                                           March 31,
                                                              2006      December 31,
                                                          (Unaudited)       2005
                                                          -----------   ------------
                                       ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS
Real Estate:
   Land                                                   $ 4,030,069    $ 4,030,069
   Buildings and Improvements                              36,979,224     36,234,771
   Fixtures and Equipment                                      23,511         23,511
                                                          -----------    -----------
      Total                                                41,032,804     40,288,351
   Less-Accumulated Depreciation                           15,502,501     15,201,137
                                                          -----------    -----------
      Net Real Estate                                      25,530,303     25,087,214
Investments in Real Estate Partnerships                     3,338,018      3,399,869
                                                          -----------    -----------
      Total                                                28,868,321     28,487,083
                                                          -----------    -----------
LOANS RECEIVABLE                                               86,963         86,963
                                                          -----------    -----------
OTHER ASSETS
   Cash and Cash Equivalents                                5,944,282      5,271,107
   Certificates of Deposit - Restricted                             0        250,000
   Receivables and Prepaid Expenses                         1,155,354      1,161,729
   Deposits                                                   819,988      1,070,346
   Deferred Charges                                         1,702,984      1,445,438
                                                          -----------    -----------
      Total                                                 9,622,608      9,198,620
                                                          -----------    -----------
      TOTAL ASSETS                                        $38,577,892    $37,772,666
                                                          ===========    ===========

                          LIABILITIES AND PARTNERS' CAPITAL

MORTGAGES PAYABLE                                         $20,200,273    $19,472,016
                                                          -----------    -----------

OTHER LIABILITIES
   Accounts Payable and Accrued Expenses                       68,606        164,525
   Accrued Property Taxes                                   1,075,405      1,330,033
   Deferred State Income Taxes                                128,000        128,000
   Security Deposits and Prepaid Rent                         511,653        414,622
                                                          -----------    -----------
      Total                                                 1,783,664      2,037,180
                                                          -----------    -----------
MINORITY INTEREST                                           1,608,538      1,318,958
                                                          -----------    -----------
PARTNERS' CAPITAL                                          14,985,417     14,944,512
                                                          -----------    -----------
   TOTAL LIABILITIES AND PARTNERS' CAPITAL                $38,577,892    $37,772,666
                                                          ===========    ===========

Note: Balance Sheet at 12/31/05 taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                             Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
REVENUES
   Rental Income                                       $1,805,854   $1,946,744
   Interest Income                                         56,783       47,815
   Gain on disposal of real estate and other revenue       83,187        5,864
                                                       ----------   ----------
                                                        1,945,824    2,000,423
                                                       ----------   ----------
PARTNERSHIP INVESTMENTS' INCOME
   Share of Net Income                                    666,658       60,643
                                                       ----------   ----------
EXPENSES
   Operating Expenses                                   1,012,975      877,229
   Real Estate Taxes                                      325,015      308,052
   Depreciation and Amortization                          374,537      320,922
   Interest Expense                                       364,225      322,295
   General and Administrative                               1,510       11,482
                                                       ----------   ----------
                                                        2,078,262    1,839,980
                                                       ----------   ----------
INCOME BEFORE MINORITY INTEREST                           534,220      221,086

MINORITY INTEREST IN
   SUBSIDIARIES' NET INCOME                              (289,580)     (21,161)
                                                       ----------   ----------
NET INCOME                                             $  244,640   $  199,925
                                                       ==========   ==========
UNITS USED TO COMPUTE PER UNIT AMOUNTS                    162,986      170,916

NET INCOME PER UNIT                                    $     1.50   $     1.17
                                                       ==========   ==========
DISTRIBUTION PER UNIT                                  $     1.25   $     6.10
                                                       ==========   ==========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2006          2005
                                                         ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $  244,640   $   199,925
Noncash Items Included in Net Income:
   Depreciation and Amortization                            374,537       320,922
   Income allocated to minority interests                   289,580        21,161
   Share of Partnership Investments' Net Income            (666,658)      (60,643)
   Decrease in operating assets:
      Receivables and Prepaid Expenses                        6,375        78,843
      Deposits                                              250,358       194,518
   (Decrease) Increase in operating liabilities:
      Accounts Payable and Accrued Expenses                 (95,919)      120,491
      Accrued Property Taxes                               (254,628)     (258,994)
      Security Deposits and Prepaid Rent                     97,031      (251,953)
                                                         ----------   -----------
Net Cash Provided by Operating Activities                   245,316       364,270
                                                         ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Decrease in Restricted Cash                              250,000             0
   Partnership Investment Draws                             728,509       106,879
   Investment in Land and Buildings                        (744,453)     (345,787)
   Decrease in Minority Interest                                  0    (1,054,246)
   Investment in Deferred Charges                          (330,719)      (23,880)
                                                         ----------   -----------
Net Cash Provided by Investing Activities                   (96,663)   (1,317,034)
                                                         ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Cash Distributions to Partners                          (203,735)   (1,042,591)
   Proceeds from Mortgage Financing                         774,423             0
   Mortgage Principal Payments                              (46,166)      (43,182)
                                                         ----------   -----------
Net Cash Used by Financing Activities                       524,522    (1,085,773)
                                                         ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        673,175    (2,038,537)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           5,271,107     9,863,712
                                                         ----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $5,944,282   $ 7,825,175
                                                         ==========   ===========

See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

     Reference is made to the Registrant's annual report for the year ended December 31, 2005, for a description of other accounting principles and additional details for the Registrant's financial condition, results of operations, changes in partners' capital and statement of cash flows for the year then ended. The details provided in the notes thereto have not changed as a result of normal transactions in the interim.

2 - Subsequent Events

     On April 10, 2006, the Registrant made a distribution to its partners in the amount of $537,853, or $3.30 per unit, based on 162,986 units outstanding as of March 31, 2006.

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

     Throughout the following years First Wilkow Venture has continued to own outright or otherwise maintain a participatory interest in real property for investment purposes. The partnership currently has an interest in sixteen properties, divided among residential, commercial and industrial buildings and shopping centers. Fourteen of the properties are neither owned nor leased by First Wilkow Venture directly, but are owned in participation with other partnerships. These properties break down as follows: one is a residential project, six are shopping centers, seven are office buildings, and one is a real estate investment trust. The remaining two properties are owned and operated by First Wilkow Venture as office buildings.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Total Assets increased through March 31, 2006, as a result of the proceeds from the refinancing of an investment interest increasing the cash on hand.

     The increase in Total Liabilities and Partners' Capital is a result of the increase in a number of prepaid tenant receivable balances and an increase in Mortgages Payable due to various draws for capital expenditures at one of the office buildings.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

     Revenue totaled $1,945,824 for the first quarter ended March 31, 2006, compared to $2,000,423 for the three months ended March 31, 2005. Revenue for the current fiscal quarter end were largely attributable to office building tenant collections. No significant change in quarterly revenue is anticipated for the remainder of the fiscal year.

     In addition, income earned from partnerships increased from $60,643 to $666,658 in the comparative current fiscal quarter end. The quarter ended March 31, 2006, was artificially high due to the refinancing of Marketfair North, an investment interest held by M & J Retail Limited Partnership. A leveling off of partnership income is expected throughout the remainder of 2006.

EXPENSES

     Total expenses for the three months ended March 31, 2006, were $2,078,262, consisting of operating, interest, real estate tax and depreciation/amortization expenses for the office buildings as well as other general and administrative expenses for the partnership. For the three months ended March 31, 2005, expenses were $1,839,980.

     First Wilkow Venture is expecting to complete renovation work to one of the office buildings throughout the remainder of the fiscal year and a portion of these expenditures will be classified as repairs causing the expense line item to rise. This renovation work is intended to upgrade the quality of the office building and will enhance our office space marketing programs.

NET INCOME

     First Wilkow Venture had net income in the amount of $244,640 for the most recent fiscal quarter ended March 31, 2006. In comparison, First Wilkow Venture had net income from operations in the amount of $199,925 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     First Wilkow Venture has cash on hand to pay for the cost of renovating the office building as described in the expenses section above, as well as to cover any current liabilities that exist. The cash on hand has been generated from partnership interest sales over the past few years. The remaining cash on hand may be used for future investments as the opportunities present themselves or distributions to the partners. As a result of the refinancing of Marketfair North, a partnership in which M & J Retail Limited Partnership is an equity holder, M & J Retail Limited Partnership is no longer obligated to maintain a certificate of deposit of $250,000. This deposit, held with LaSalle National Bank, was maintained as collateral for two letters of credit relating to Marketfair North.

     There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on First Wilkow Venture's revenues from continuing operations.

     First Wilkow Venture does not have any off-balance sheet arrangements.

     First Wilkow Venture does not own any significant plant or equipment that it would seek to sell in the near future.

                                     REMARKS

     In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim periods ended March 31, 2006 and 2005.

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

                                        FIRST WILKOW VENTURE


                                        By: Marc R. Wilkow
                                            ------------------------------------
                                            Marc R. Wilkow, General Partner and
                                            President of M&J Wilkow, Ltd., its
                                            Managing Agent

DATED: May 12, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on May 12, 2006.


                                        By: Clifton J. Wilkow
                                            ------------------------------------
                                            Clifton J. Wilkow, General Partner
                                            and Executive Vice President of
                                            M&J Wilkow, Ltd.


                                        By: Peter Boelke
                                            ------------------------------------
                                            Peter Boelke, Vice President of
                                            M&J Wilkow, Ltd.