Form 10-Q
period 2006-06-30
FIRST WILKOW VENTURE
filed 2006-08-14
CIK 37070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        X
       --- Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2006

       --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the transition period from ___________ to _____________


                          Commission File Number 0-7798

                  FIRST WILKOW VENTURE, A LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)


        Illinois                                           36-6169280
 -----------------------                                ----------------
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


Indicate by check mark whether the registrant is a large accelerated filer,an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ]Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Registrant's units of limited partnership interest are not traded in a regulated market. The restrictions on the sale, transfer, assignment or pledge of partnership units are described in the Agreement of Limited Partnership of the Registrant.

                              FIRST WILKOW VENTURE
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                  JUNE 30, 2006


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

CERTIFICATIONS



                              FIRST WILKOW VENTURE
                             (A LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET


                                                                                     June 30,
                                                                                       2006               December 31,
                                                                                   (Unaudited)               2005
                                                                                 ----------------       ---------------
                                     ASSETS

REAL ESTATE AND INVESTMENTS IN REAL ESTATE PARTNERSHIPS

Real Estate:
           Land                                                                     $ 4,030,069          $ 4,030,069
           Buildings and Improvements                                                37,917,854           36,234,771
           Fixtures and Equipment                                                         5,329               23,511
                                                                                    -----------          -----------
                        Total                                                        41,953,252           40,288,351
           Less-Accumulated Depreciation                                             15,545,609           15,201,137
                                                                                    -----------          -----------
                        Net Real Estate                                              26,407,643           25,087,214
Investments in Real Estate Partnerships                                               3,276,659            3,399,869
                                                                                    -----------          -----------
                        Total                                                        29,684,302           28,487,083
                                                                                    -----------          -----------

LOANS RECEIVABLE                                                                         86,963               86,963
                                                                                    -----------          -----------

OTHER ASSETS
           Cash and Cash Equivalents                                                  4,513,547            5,271,107
           Certificates of Deposit - Restricted                                               0              250,000
           Receivables and Prepaid Expenses                                           1,317,593            1,161,729
           Deposits                                                                   1,080,076            1,070,346
           Deferred Charges                                                           1,658,141            1,445,438
                                                                                    -----------          -----------
                        Total                                                         8,569,357            9,198,620
                                                                                    -----------          -----------
                        TOTAL ASSETS                                                $38,340,622          $37,772,666
                                                                                    ===========          ===========

                        LIABILITIES AND PARTNERS' CAPITAL


MORTGAGES PAYABLE                                                                   $20,976,181          $19,472,016
                                                                                    -----------          -----------

OTHER LIABILITIES
           Accounts Payable and Accrued Expenses                                         68,603              164,525
           Accrued Property Taxes                                                     1,343,703            1,330,033
           Deferred State Income Taxes                                                  128,000              128,000
           Security Deposits and Prepaid Rent                                           507,934              414,622
                                                                                    -----------          -----------
                        Total                                                         2,048,240            2,037,180
                                                                                    -----------          -----------

MINORITY INTEREST                                                                     1,079,060            1,318,958
                                                                                    -----------          -----------

PARTNERS' CAPITAL                                                                    14,237,141           14,944,512
                                                                                    -----------          -----------

           TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $38,340,622          $37,772,666
                                                                                    ===========          ===========



Note: Balance Sheet at 12/31/05 taken from the audited financial statements at that date.


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                      Three Months                       Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                             ------------------------------    ------------------------------
                                                                 2006              2005            2006              2005
                                                             ------------     -------------    ------------     -------------
REVENUES
        Rental Income                                         $ 1,936,366      $ 2,024,615      $ 3,742,220      $ 3,971,359
        Interest Income                                            54,407           49,255          111,190           97,070
        Gain on disposal of real estate and other revenue           2,461           45,214           85,648           51,078
                                                              -----------      -----------      -----------      -----------
                                                                1,993,234        2,119,084        3,939,058        4,119,507
                                                              -----------      -----------      -----------      -----------
PARTNERSHIP INVESTMENTS' INCOME

        Share of Net Income                                       119,020          131,825          785,678          192,468
                                                              -----------      -----------      -----------      -----------

EXPENSES
        Operating Expenses                                      1,080,765          962,289        2,093,740        1,839,518
        Real Estate Taxes                                         334,385          332,884          659,399          640,936
        Depreciation and Amortization                             404,960          314,676          779,497          635,598
        Interest Expense                                          408,069          344,378          772,294          666,673
        General and Administrative                                 70,998           73,784           72,509           85,266
                                                              -----------      -----------      -----------      -----------
                                                                2,299,177        2,028,011        4,377,439        3,867,991
                                                              -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (186,923)         222,898          347,297          443,984


MINORITY INTEREST IN
        SUBSIDIARIES' NET INCOME (LOSS)                             9,453          (34,054)        (280,127)         (55,215)
                                                               -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                             $  (177,470)     $   188,844      $    67,170      $   388,769
                                                              ===========      ===========      ===========      ===========


UNITS USED TO COMPUTE PER UNIT AMOUNTS                            162,986          170,916          162,986          170,916

NET INCOME (LOSS) PER UNIT                                    $     (1.09)     $      1.10      $      0.41      $      2.27
                                                              ===========      ===========      ===========      ===========
DISTRIBUTION PER UNIT                                         $      3.50      $      6.25      $      4.75      $     12.35
                                                              ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



                                                                              Six Months Ended June 30,
                                                                        -----------------------------------
                                                                             2006                 2005
                                                                        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                       $    67,170            $   388,769

Noncash Items Included in Net Income:

             Depreciation and Amortization                                  779,496                635,599
             Income allocated to minority interests                         280,127                 55,215
             Share of Partnership Investments' Net Income                  (785,678)              (192,468)
             (Increase) Decrease in operating assets:
                        Receivables and Prepaid Expenses                   (155,864)                40,211
                        Deposits                                             (9,730)              (112,098)
             (Decrease) Increase in operating liabilities:
                        Accounts Payable and Accrued Expenses               (95,922)                26,861
                        Accrued Property Taxes                               13,670                  7,885
                        Security Deposits and Prepaid Rent                   93,312               (195,822)
                                                                        -----------            -----------

Net Cash Provided by Operating Activities                                   186,581                654,152
                                                                        -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

             Decrease in Restricted Cash                                    250,000                      0
             Investment in Partnerships                                           0               (478,000)
             Partnership Investment Draws                                   908,888                202,560
             Investment in Land and Buildings                            (1,947,098)              (976,491)
             Decrease in Minority Interest                                 (520,025)            (1,054,247)
             Investment in Deferred Charges                                (365,530)              (169,778)
                                                                        -----------            -----------

Net Cash Used by Investing Activities                                    (1,673,765)            (2,475,956)
                                                                        -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES

             Cash Distributions to Partners                                (774,541)            (2,110,813)
             Redemption of limited partnership units                              0               (416,894)
             Proceeds from Mortgage Financing                             1,595,182                      0
             Mortgage Principal Payments                                    (91,017)               (84,961)
                                                                        -----------            -----------

Net Cash Used by Financing Activities                                       729,624             (2,612,668)
                                                                        -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (757,560)            (4,434,472)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           5,271,107              9,863,712
                                                                        -----------            -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 4,513,547            $ 5,429,240
                                                                        ===========            ===========


See accompanying notes to consolidated financial statements

                              FIRST WILKOW VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

2 -   Subsequent Events

      On July 10, 2006, the Registrant made a distribution to its partners in the amount of $211,520, or $1.30 per unit, based on 162,708 units outstanding as of June 30, 2006.

      On July 12, 2006, the third party Tender Offer Statement submitted by MacKenzie Patterson Fuller, LP expired. No units were exchanged as a result of the tender offer.

      On July 20, 2006, the Registrant filed an "odd-lot tender offer" to purchase for cash all, but not less than all, of the units of limited partnership of the Registrant held by each unit holder who holds 50 or fewer units as of the close of business on July 19, 2006.

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

     Throughout the following years First Wilkow Venture has continued to own outright or otherwise maintain a participatory interest in real property for investment purposes. The partnership currently has an interest in sixteen properties, divided among residential, commercial and industrial buildings and shopping centers. Fourteen of the properties are neither owned nor leased by First Wilkow Venture directly, but are owned in participation with other partnerships. These properties break down as follows: one is a residential project, six are shopping centers, six are office buildings, and one is a real estate investment trust. The remaining two properties are owned and operated by First Wilkow Venture as office buildings.


MATERIAL CHANGES IN FINANCIAL CONDITION

     Total Assets increased through June 30, 2006, as a result of various capital expenditures at one of the office buildings. The increase in Total Liabilities and Partners' Capital is a result of the increase in a number of prepaid tenant receivable balances and an increase in Mortgages Payable due to various draws for capital expenditures at one of the office buildings.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

     Revenue totaled $1,993,234 for the second quarter ended June 30, 2006, compared to $2,119,084 for the three months ended June 30, 2005. Revenue for the current fiscal quarter end was largely attributable to office building tenant collections. No significant change in quarterly revenue is anticipated for the remainder of the fiscal year.

     In addition, income earned from partnerships remained relatively the same with $131,825 for the second quarter 2005 and $119,020 in the comparative current fiscal quarter end.

EXPENSES

     Total expenses for the three months ended June 30, 2006, were $2,299,177, consisting of operating, interest, real estate tax and depreciation/amortization expenses for the office buildings as well as other general and administrative expenses for the partnership. For the three months ended June 30, 2005, expenses were $2,028,011.

     First Wilkow Venture is expecting to complete renovation work to one of the office buildings throughout the remainder of the fiscal year and a portion of these expenditures will be classified as repairs causing the expense line item to rise. This renovation work is intended to upgrade the quality of the office building and will enhance our office space marketing programs.

NET INCOME

     First Wilkow Venture had net loss in the amount of $177,470 for the most recent fiscal quarter ended June 30, 2006. In comparison, First Wilkow Venture had net income from operations in the amount of $188,844 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     First Wilkow Venture has cash on hand to pay for the cost of renovating the office building as described in the expenses section above, as well as to cover any current liabilities that exist. The cash on hand has been generated from partnership interest sales over the past few years. The remaining cash on hand may be used for future investments as the opportunities present themselves or distributions to the partners as well as the tender offer that was discussed earlier in the report. As a result of the refinancing of Marketfair North, a partnership in which M & J Retail Limited Partnership is an equity holder, M & J Retail Limited Partnership is no longer obligated to maintain a certificate of deposit of $250,000. This deposit, held with LaSalle National Bank, was maintained as collateral for two letters of credit relating to Marketfair North.

     There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on First Wilkow Venture's revenues from continuing operations.

     First Wilkow Venture does not have any off-balance sheet arrangements.

     First Wilkow Venture does not own any significant plant or equipment that it would seek to sell in the near future.

                                     REMARKS

     In the opinion of the General Partners, the financial information of this report includes all adjustments, including estimated provisions for items normally settled at year end, and is a fair statement of the results for the interim periods ended June 30, 2006 and 2005.

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

                                     FIRST WILKOW VENTURE

                                     By:   Marc R. Wilkow
                                           -------------------------------------
                                     Marc R. Wilkow, General Partner and
                                     President of M&J Wilkow, Ltd., its
                                     Managing Agent

DATED: August 11, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on August 11, 2006.

                                     By:   Clifton J. Wilkow
                                           -------------------------------------
                                     Clifton J. Wilkow, General Partner and
                                     Executive Vice President of
                                     M&J Wilkow, Ltd.


                                     By:   Peter Boelke
                                           -------------------------------------
                                     Peter Boelke, Vice President of
                                     M&J Wilkow, Ltd.